Form 10-Q
period 2022-06-30
Power & Digital Infrastructure Acquisition II Corp.
filed 2022-08-12
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value per share and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the Period from March 23, 2021 (Inception) Through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the Period from March 23, 2021 (Inception) Through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from March 23, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,530,428	$2,844,602
Prepaid expenses	336,561	329,567
Total current assets	1,866,989	3,174,169
Investments held in Trust Account	290,788,387	290,375,895
Non-current prepaid expenses	134,405	284,405
Total Assets	$292,789,781	$293,834,469

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$237,267	$1,148,088
Accrued expenses	603,071	410,377
Income tax payable	30,625	-
Franchise tax payable	267,552	152,195
Total current liabilities	1,138,515	1,710,660
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	11,201,015	11,773,160

Commitments and Contingencies
Class A common stock; 28,750,000 shares subject to possible redemption at $10.101 and $10.100 per share as of June 30, 2022 and December 31, 2021, respectively	290,390,210	290,375,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	-	-
Accumulated deficit	(8,802,163)	(8,314,410)
Total Stockholders' Deficit	(8,801,444)	(8,313,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$292,789,781	$293,834,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From March 23, 2021 (inception) through June 30, 2021
General and administrative expenses	$275,657	$-	$619,053	$-
General and administrative expenses - related party	60,000	-	120,000	-
Formation expenses	-	-	-	973
Franchise tax expenses	65,357	-	115,357	-
Loss from operations	(401,014)	-	(854,410)	(973)
Income from investments held in Trust Account	384,885	-	412,492	-
Net loss before income taxes	(16,129)	-	(441,918)	(973)
Income tax expense	(30,625)	-	(30,625)	-
Net loss	$(46,754)	$-	$(472,543)	$(973)

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	-	28,750,000	-

Basic and diluted net loss per share, Class A common stock	$(0.00)	$-	$(0.01)	$-

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	7,187,500	6,250,000	7,187,500	6,250,000

Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(8,314,410)	$(8,313,691)
Net loss	-	-	-	-	-	(425,789)	(425,789)
Balance - March 31, 2022	-	-	7,187,500	719	-	(8,740,199)	(8,739,480)
Remeasurement of redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(15,210)	(15,210)
Net loss	-	-	-	-	-	(46,754)	(46,754)
Balance - June 30, 2022	-	$-	7,187,500	$719	$-	$(8,802,163)	$(8,801,444)

FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 23, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(973)	(973)
Balance - March 31, 2021	-	-	7,187,500	719	24,281	(973)	24,027
Balance - June 30, 2021	-	$-	7,187,500	$719	$24,281	$(973)	$24,027

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From March 23, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(472,543)	$(973)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(412,492)	-
Changes in operating assets and liabilities:
Prepaid expenses	143,006	-
Accounts payable	(910,821)	973
Accrued expenses	192,694	-
Income tax payable	30,625	-
Franchise tax payable	115,357	-
Net cash used in operating activities	(1,314,174)	-

Net increase in cash	(1,314,174)	-

Cash - beginning of the period	2,844,602	-
Cash - end of the period	$1,530,428	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Remeasurement adjustment on Class A common stock subject to possible redemption	$15,210	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.5 million in cash and working capital of approximately $1.1 million (not taking into account approximately $268,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Our effective tax rate was 189.87% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 6.93% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for period from March 23, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Six Months Ended June 30, 2022		For The Period From March 23, 2021 (inception) through June 30, 2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(378,034)	$(94,509)	$(973)

Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.00)

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(37,403)	$(9,351)	$-

Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000
Basic and diluted net loss per common stock	$(0.00)	$(0.00)	$-

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

In July 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares. In November 2021, the Sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee at a price of $120. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation of approximately $516,000 will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 9, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the three months ended June 30, 2022 and 2021, the Company incurred $60,000 and $0 of such fees, respectively, which are recognized in general and administrative expenses - related party, in the accompanying condensed statements of operations. During the six months ended June 30, 2022 and the period from March 23, 2021 (inception) through June 30, 2021, the Company incurred $120,000 and $0 of such fees, respectively, which are recognized in general and administrative expenses - related party, in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had $140,000 and $20,000 payable in connection with such agreement, included as accrued expenses in the accompanying condensed balance sheets.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Issuance costs allocated to Class A common stock	(19,627,833)
Plus:
Adjust carrying value to initial redemption value	37,165,333
Class A common stock subject to possible redemption as of March 31, 2022	290,375,000
Remeasurement of carrying value to initial redemption value	15,210
Class A common stock subject to possible redemption as of June 30, 2022	$290,390,210

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 6).

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding. Of the 7,187,500 shares of Class B common stock outstanding, up to 937,500 shares of Class B common stock were subject to forfeiture. The over-allotment option was exercised in full, therefore shares of Class B common stock were no longer subject to forfeiture.

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

Warrants - As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 25,500,000 warrants outstanding, comprised of 14,375,000 and 11,125,000 Public Warrants and Private Placement Warrants, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
June 30, 2022 - Assets:
Investments held in Trust Account	$290,788,387	$-	$-
December 31, 2021 - Assets:
Investments held in Trust Account	$290,375,895	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 23, 2021 (inception) through June 30, 2022.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 - Subsequent Events

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

Liquidity and Going Concern

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our sponsor to purchase our Class B common stock (the “founder shares”), the related party loan under a promissory note of approximately $115,000 from, our sponsor, which was repaid in full on December 17, 2021, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net loss of approximately $47,000, which consisted of approximately $401,000 in operating expenses and approximately $31,000 in income tax expenses, partially offset by approximately $385,000 of income from investments held in the trust account. Operating expenses were comprised of approximately $276,000 of general and administrative expenses, $60,000 of general and administrative expenses - related party, and $65,000 of franchise tax expense.

For the three months ended June 30, 2021, there was no activity.

For the six months ended June 30, 2022, we had a net loss of approximately $473,000, which consisted of approximately $854,000 in operating expenses and approximately $31,000 in income tax expenses, partially offset by approximately $412,000 of income from investments held in the trust account. Operating expenses were comprised of approximately $619,000 of general and administrative expenses, $120,000 of general and administrative expenses - related party, and $115,000 of franchise tax expense.

For the period from March 23, 2021 (inception) through June 30, 2021, we had net loss of $973 which consisted entirely of formation costs and general and administrative expenses.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022. We have identified the following as our critical accounting policies:

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the public warrants and the private placement warrants to purchase an aggregate of 25,500,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for period from March 23, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Dated: August 12, 2022	POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

	By:	/s/ Patrick C. Eilers
	Name:	Patrick C. Eilers
	Title:	Chief Executive Officer and Director