Form 10-Q/A
period 2022-06-30
Power & Digital Infrastructure Acquisition II Corp.
filed 2023-04-17
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Power & Digital Infrastructure Acquisition II Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Power & Digital Infrastructure Acquisition II Corp. as of and for the period ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on August 12, 2022 (the “Q2 Form 10-Q”).

In March 2023, in connection with the preparation of its year-end results, the Company’s management determined that the Company’s legal expenses, which are classified in general and administrative expenses, were overstated by $87,187 in the Company’s statements of operations for the three and six months ended June 30, 2022, and accounts payable was overstated by the same amount as of June 30, 2022.

Following a review of the financial statements as of and for the period ended June 30, 2022, along with certain other matters, management of the Company has determined, that the error in recognized legal expenses included in the financial statements as of and for the period ended June 30, 2022 is material to the financial statements. As a result, management has corrected the error by restating the financial statements as of and for the period ended June 30, 2022 included in the Q2 Form 10-Q.

Therefore, on March 27, 2023, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Affected Period”), filed with the SEC on August 12, 2022, should be restated to correct the reported amount of general and administrative expenses and to correct the reported amount of accounts payable. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the Company’s IPO.

After evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part 1 of this Amendment No. 1.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

Quarterly Report on Form 10-Q/A

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (as restated)	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (as restated)	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the Period from March 23, 2021 (Inception) Through June 30, 2021 (as restated)	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the Period from March 23, 2021 (Inception) Through June 30, 2021 (as restated)	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from March 23, 2021 (inception) through June 30, 2021 (as restated)	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures (as restated)	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited) (As Restated - See Note 2)
Assets:
Current assets:
Cash	$1,530,428	$2,844,602
Prepaid expenses	336,561	329,567
Total current assets	1,866,989	3,174,169
Investments held in Trust Account	290,788,387	290,375,895
Non-current prepaid expenses	134,405	284,405
Total Assets	$292,789,781	$293,834,469

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$150,080	$1,148,088
Accrued expenses	603,071	410,377
Income tax payable	30,625	-
Franchise tax payable	267,552	152,195
Total current liabilities	1,051,328	1,710,660
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	11,113,828	11,773,160

Commitments and Contingencies
Class A common stock; 28,750,000 shares subject to possible redemption at $10.101 and $10.100 per share as of June 30, 2022 and December 31, 2021, respectively	290,390,210	290,375,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	-	-
Accumulated deficit	(8,714,976)	(8,314,410)
Total Stockholders’ Deficit	(8,714,257)	(8,313,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$292,789,781	$293,834,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2022 (As Restated - See Note 2)	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022 (As Restated - See Note 2)	For The Period From March 23, 2021 (inception) through June 30, 2021
General and administrative expenses	$188,470	$-	$531,866	$-
General and administrative expenses - related party	60,000	-	120,000	-
Formation expenses	-	-	-	973
Franchise tax expenses	65,357	-	115,357	-
Loss from operations	(313,827)	-	(767,223)	(973)
Income from investments held in Trust Account	384,885	-	412,492	-
Net income (loss) before income taxes	71,058	-	(354,731)	(973)
Income tax expense	(30,625)	-	(30,625)	-
Net income (loss)	$40,433	$-	$(385,356)	$(973)

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	-	28,750,000	-

Basic and diluted net income (loss) per share, Class A common stock	$0.00	$-	$(0.01)	$-

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	7,187,500	6,250,000	7,187,500	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.00)	$(0.01)	$(0.00)

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(As Restated - See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(8,314,410)	$(8,313,691)
Net loss	-	-	-	-	-	(425,789)	(425,789)
Balance - March 31, 2022	-	-	7,187,500	719	-	(8,740,199)	(8,739,480)
Remeasurement of redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(15,210)	(15,210)
Net income	-	-	-	-	-	40,433	40,433
Balance - June 30, 2022	-	$-	7,187,500	$719	$-	$(8,714,976)	$(8,714,257)

FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 23, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(973)	(973)
Balance - March 31, 2021	-	-	7,187,500	719	24,281	(973)	24,027
Balance - June 30, 2021	-	$-	7,187,500	$719	$24,281	$(973)	$24,027

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022 (As Restated - See Note 2)	For The Period From March 23, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(385,356)	$(973)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(412,492)	-
Changes in operating assets and liabilities:
Prepaid expenses	143,006	-
Accounts payable	(998,008)	973
Accrued expenses	192,694	-
Income tax payable	30,625	-
Franchise tax payable	115,357	-
Net cash used in operating activities	(1,314,174)	-

Net increase in cash	(1,314,174)	-

Cash - beginning of the period	2,844,602	-
Cash - end of the period	$1,530,428	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Remeasurement adjustment on Class A common stock subject to possible redemption	$15,210	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

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

The Company’s sponsor is XPDI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2021. On December 14, 2021, the Company consummated its Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 3,750,000 Units at the initial public offering price to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $20.7 million, of which approximately $10.1 million was for deferred underwriting fees (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,125,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., an unrelated party (the “Anchor Investors”), generating proceeds of approximately $11.1 million (Note 5).

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately following the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

(As Restated)

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

The initial stockholders and Anchor Investors agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders and Anchor Investors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10, or $10.20 or $10.30 per Public Share, as applicable, if the Company extends the period of time the Company will have to complete an initial Business Combination. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share, or $10.20 or $10.30 per public share, as applicable, if the Company extends the period of time it will have to complete an initial Business Combination, or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Note 2 - Restatement of Previously Reported Financial Statements

In March 2023, in connection with the preparation of its year-end results, the Company’s management determined that the Company’s legal expenses, which are classified in general and administrative expenses, were overstated by $87,187 in the Company’s statements of operations for the three and six months ended June 30, 2022, and accounts payable was overstated by the same amount as of June 30, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2022 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to correct the reported amount of general and administrative expenses and to correct the reported amount of accounts payable. The impact of the restatements on the financial statements for the Affected Quarterly Period is presented below.

The table below presents the effect of the restatement discussed above to the Company’s previously reported balance sheet as of June 30, 2022:

	As of June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$292,789,781	-	$292,789,781
Current liabilities
Accounts payable	237,267	(87,187)	150,080
Accrued expenses	603,071	-	603,071
Income tax payable	30,625	-	30,625
Franchise tax payable	267,552	-	267,552
Total current liabilities	1,138,515	(87,187)	1,051,328
Deferred underwriting commissions	10,062,500	-	10,062,500
Total liabilities	11,201,015	(87,187)	11,113,828
Class A common stock subject to possible redemptions	290,390,210	-	290,390,210
Stockholders’ Deficit
Preferred stock	-	-	-
Class A common stock	-	-	-
Class B common stock	719	-	719
Additional paid in capital	-	-	-
Accumulated deficit	(8,802,163)	87,187	(8,714,976)
Total Stockholders’ Deficit	(8,801,444)	87,187	(8,714,257)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$292,789,781	-	$292,789,781

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The table below presents the effect of the restatement discussed above to the Company’s previously reported statements of operations for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$275,657	$(87,187)	$188,470	$619,053	$(87,187)	$531,866
General and administrative expenses - related party	60,000	-	60,000	120,000	-	120,000
Franchise tax expense	65,357	-	65,357	115,357	-	115,357
Loss from operations	(401,014)	87,187	(313,827)	(854,410)	87,187	(767,223)
Income from investments held in Trust Account	384,885	-	384,885	412,492	-	412,492
Net income before income taxes	(16,129)	87,187	71,058	(441,918)	87,187	(354,731)
Income tax expense	(30,625)		(30,625)	(30,625)		(30,625)
Net income	(46,754)	$87,187	$40,433	(472,543)	$87,187	(385,356)
Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	-	28,750,000	28,750,000	-	28,750,000
Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	-	$0.00	$(0.01)	-	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	-	7,187,500	7,187,500	-	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.00)	-	$0.00	$(0.01)	-	$(0.01)

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above. The error did not impact the reported amounts of cash flows used in operating activities.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.5 million in cash and working capital of approximately $1.1 million (not taking into account approximately $298,000 in tax obligations that may be paid using investment income classified in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from a related party of approximately $115,000 under the Note (as defined in Note 5). The Company fully repaid the Note on December 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds under the Working Capital Loans (as defined and described in Note 5).

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for period from March 23, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

	For The Six Months Ended June 30, 2022 (As Restated)		For The Period From March 23, 2021 (inception) through June 30, 2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(308,285)	$(77,071)	$(973)

Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.00)

	For The Three Months Ended June 30, 2022 (As Restated)		For The Three Months Ended June 30, 2021
	Class A	Class B	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$32,346	$8,087	$-

Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000
Basic and diluted net income per common stock	$0.00	$0.00	$-

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended June 30, 2021 and for the period from March 23, 2021 (inception) through June 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 - Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 - Related Party Transactions

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

(As Restated)

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

(As Restated)

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Common Stock Subject to Possible Redemption

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

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

(As Restated)

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

(As Restated)

Note 9 - Fair Value Measurements

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

Note 10 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

For the three months ended June 30, 2022, we had a net income of approximately $40,000, which consisted of approximately $385,000 of income from investments held in the trust account, partially offset by approximately $314,000 in operating expenses and approximately $31,000 in income tax expenses, Operating expenses were comprised of approximately $188,000 of general and administrative expenses, $60,000 of general and administrative expenses - related party, and $65,000 of franchise tax expense.

For the three months ended June 30, 2021, there was no activity.

For the six months ended June 30, 2022, we had a net loss of approximately $385,000, which consisted of approximately $767,000 in operating expenses and approximately $31,000 in income tax expenses, partially offset by approximately $412,000 of income from investments held in the trust account. Operating expenses were comprised of approximately $532,000 of general and administrative expenses, $120,000 of general and administrative expenses - related party, and $115,000 of franchise tax expense.

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

Item 4. Controls and Procedures (as restated)

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting due solely to the overstatement of the Company’s legal expenses, which are classified in general and administrative expenses, by $87,187 in the Company’s statements of operations for the three and six months ended June 30, 2022, and overstatement of accounts payable by the same amount as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the accounting for accrued general and administrative expenses was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2022. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the material weakness described above had not yet been identified.

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

Dated: April 17, 2023	POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

	By:	/s/ Patrick C. Eilers
	Name:	Patrick C. Eilers
	Title:	Chief Executive Officer and Director