Form 10-Q/A
period 2022-09-30
Power & Digital Infrastructure Acquisition II Corp.
filed 2023-04-17
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1)

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Power & Digital Infrastructure Acquisition II Corp. as of and for the period ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2022 (the “Q3 Form 10-Q”).

In March 2023, in connection with the preparation of its year-end results, the Company’s management determined that the Company’s legal expenses, which are classified in general and administrative expenses, were overstated by $87,187 in the Company’s statements of operations for the three and nine months ended September 30, 2022, and accounts payable was overstated by the same amount as of September 30, 2022.

Following a review of the financial statements as of and for the period ended September 30, 2022, along with certain other matters, management of the Company has determined, that the error in recognized legal expenses included in the financial statements as of and for the period ended September 30, 2022 is material to the financial statements. As a result, management has corrected the error by restating the financial statements as of and for the period ended September 30, 2022 included in the Q3 Form 10-Q.

Therefore, on March 27, 2023, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Affected Period”), filed with the SEC on November 9, 2022, should be restated to correct the reported amount of general and administrative expenses and to correct the reported amount of accounts payable. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

Quarterly Report on Form 10-Q/A

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (as restated)	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (as restated)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, Three Months Ended September 30, 2021 and the Period from March 23, 2021 (Inception) Through September 30, 2021 (as restated)	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, Three Months Ended September 30, 2021 and the Period from March 23, 2021 (Inception) Through September 30, 2021 (as restated)	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from March 23, 2021 (inception) through September 30, 2021 (as restated)	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures (as restated)	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited) (As restated – See Note 2)
Assets:
Current assets:
Cash	$1,265,209	$2,844,602
Prepaid expenses	316,541	329,567
Total current assets	1,581,750	3,174,169
Investments held in Trust Account	292,107,789	290,375,895
Non-current prepaid expenses	59,405	284,405
Total Assets	$293,748,944	$293,834,469

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$222,806	$1,148,088
Accrued expenses	623,256	410,377
Income tax payable	297,200	-
Franchise tax payable	85,885	152,195
Total current liabilities	1,229,147	1,710,660
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	11,291,647	11,773,160

Commitments and Contingencies

Class A common stock; 28,750,000 shares subject to possible redemption at $10.135 and $10.100 per share as of September 30, 2022 and December 31, 2021, respectively	291,393,037	290,375,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-

Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	719	719

Additional paid-in capital	-	-
Accumulated deficit	(8,936,459)	(8,314,410)
Total stockholders’ deficit	(8,935,740)	(8,313,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$293,748,944	$293,834,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022 (As Restated – See Note 2)	For The Period From March 23, 2021 (inception) through September 30, 2021
General and administrative expenses	$161,483	$-	$693,349	$-
General and administrative expenses - related party	60,000	-	180,000	-
Formation expenses	-	-	-	973
Franchise tax expenses	50,000	2,143	165,357	2,143
Loss from operations	(271,483)	(2,143)	(1,038,706)	(3,116)
Income from investments held in Trust Account	1,319,402	-	1,731,894	-
Net income (loss) before income taxes	1,047,919	(2,143)	693,188	(3,116)
Income tax expense	(266,575)	-	(297,200)	-
Net income (loss)	$781,344	$(2,143)	$395,988	$(3,116)

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	0	28,750,000	0

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$0.00	$0.01	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted(1)	7,187,500	6,250,000	7,187,500	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.01	$(0.00)

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended September 30, 2021 and for the period from March 23, 2021 (inception) through September 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(As Restated – See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(8,314,410)	$(8,313,691)
Net loss	-	-	-	-	-	(425,789)	(425,789)
Balance - March 31, 2022	-	-	7,187,500	719	-	(8,740,199)	(8,739,480)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(15,210)	(15,210)
Net income	-	-	-	-	-	40,433	40,433
Balance - June 30, 2022	-	-	7,187,500	719	-	(8,714,976)	(8,714,257)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(1,002,827)	(1,002,827)
Net income	-	-	-	-	-	781,344	781,344
Balance - September 30, 2022	-	$-	7,187,500	$719	$-	$(8,936,459)	$(8,935,740)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 23, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(973)	(973)
Balance - March 31, 2021	-	-	7,187,500	719	24,281	(973)	24,027
Balance - June 30, 2021	-	-	7,187,500	719	24,281	(973)	24,027
Net loss	-	-	-	-	-	(2,143)	(2,143)
Balance - September 30, 2021 (unaudited)	-	$-	7,187,500	$719	$24,281	$(3,116)	$21,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022 (As Restated – See Note 2)	For The Period From March 23, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$395,988	$(3,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(1,731,894)	-
Changes in operating assets and liabilities:
Prepaid expenses	238,026	-
Accounts payable	(925,282)	973
Accrued expenses	212,879	-
Income tax payable	297,200	-
Franchise tax payable	(66,310)	2,143
Net cash used in operating activities	(1,579,393)	-
Net decrease in cash	(1,579,393)	-
Cash - beginning of the period	2,844,602	-
Cash - end of the period	$1,265,209	$-
Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B
common stock	$-	$25,000
Deferred offering costs included in accounts payable	$-	$47,750
Deferred offering costs included in accrued expenses	$-	$177,656
Remeasurement adjustment on Class A common stock subject to possible redemption	$1,018,037	$-

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

Note 2 - Restatement of Previously Reported Financial Statements

In March 2023, in connection with the preparation of its year-end results, the Company’s management determined that the Company’s legal expenses, which are classified in general and administrative expenses, were overstated by $87,187 in the Company’s statements of operations for the three and nine months ended September 30, 2022, and accounts payable was overstated by the same amount as of September 30, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2022 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to correct the reported amount of general and administrative expenses and to correct the reported amount of accounts payable. The impact of the restatements on the financial statements for the Affected Quarterly Period is presented below.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The table below presents the effect of the restatement discussed above to the Company’s previously reported balance sheet as of September 30, 2022:

	As of September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$293,748,944	-	$293,748,944
Current liabilities
Accounts payable	309,993	(87,187)	222,806
Accrued expenses	623,256	-	623,256
Income tax payable	297,200	-	297,200
Franchise tax payable	85,885	-	85,885
Total current liabilities	1,316,334	(87,187)	1,229,147
Deferred underwriting commissions	10,062,500	-	10,062,500
Total liabilities	11,378,834	(87,187)	11,291,647
Class A common stock subject to possible redemptions	291,393,037	-	291,393,037
Stockholders’ Deficit
Preferred stock	-	-	-
Class A common stock	-	-	-
Class B common stock	719	-	719
Additional paid in capital	-	-	-
Accumulated deficit	(9,023,646)	87,187	(8,936,459)
Total Stockholders’ Deficit	(9,022,927)	87,187	(8,935,740)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$293,748,944	-	$293,748,944

The table below presents the effect of the restatement discussed above to the Company’s previously reported statements of operations for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$780,536	$(87,187)	$693,349
General and administrative expenses - related party	180,000	-	180,000
Franchise tax expense	165,357	-	165,357
Loss from operations	(1,125,893)	87,187	(1,038,706)
Income from investments held in Trust Account	1,731,894	-	1,731,894
Net income before income taxes	606,001	87,187	693,188
Income tax expense	(297,200)	-	(297,200)
Net income	$308,801	$87,187	$395,988
Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	-	28,750,000
Basic and diluted net income per share, Class A common stock	$0.01	-	$0.01
Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	-	7,187,500
Basic and diluted net income per share, Class B common stock	$0.01	-	$0.01

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $1.3 million in cash and working capital of approximately $736,000 (not taking into account approximately $383,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$625,075	$156,269	$(2,143)
Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.00)

	For The Nine Months Ended September 30, 2022		For The Period From March 23, 2021 (inception) through September 30, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$316,790	$79,198	$(3,116)
Denominator:
Basic and diluted weighted average common stock outstanding (1)	28,750,000	7,187,500	6,250,000

Basic and diluted net income (loss) per common stock	$0.01	$0.01	$(0.00)

(1)	This number excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three months ended September 30, 2021 and for the period from March 23, 2021 (inception) through September 30, 2021. The underwriters exercised their over-allotment option in full on December 14, 2021; thus, these 937,500 Founder Shares are no longer subject to forfeiture.

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

For the nine months ended September 30, 2022, we had a net income of approximately $396,000, which consisted of approximately $1.7 million of income from investments held in the trust account, partially offset by approximately $1.0 million in operating expenses and approximately $297,000 in income tax expenses. Operating expenses were comprised of approximately $693,000 of general and administrative expenses, $180,000 of general and administrative expenses - related party, and $165,000 of franchise tax expense.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting due solely to the overstatement of the Company’s legal expenses, which are classified in general and administrative expenses, by $87,187 and the overstatement of accounts payable by the same amount. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company's internal control around the accounting for accrued general and administrative expenses was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company's financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the material weakness described above had not yet been identified.

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