Form 10-K
period 2022-12-31
Power & Digital Infrastructure Acquisition II Corp.
filed 2023-04-17
CIK 1855474

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                to

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-41151	86-2962208
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

321 North Clark Street, Suite 2440
Chicago, IL 60654

(312) 262-5642

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

CALCULATION OF REGISTRATION FEE

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Unit, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	XPDBU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	XPDB	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	XPDBW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the NASDAQ Stock Market LLC (“Nasdaq”) was approximately $282,325,000 (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.82).

As of April 17, 2023, there were 28,750,000 shares of Class A common stock, $0.0001 par value per share, and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

ii

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

iii

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

In March 2021, our sponsor paid $25,000 to cover for certain offering costs on behalf of us in exchange for issuance of 5,750,000 shares of our Class B common stock. In November 2021, we effected a stock dividend of 1,437,500 shares of our Class B common stock, resulting in there being an aggregate of 7,187,500 shares of our Class B common stock outstanding. We have agreed to sell to the anchor investors 1,078,125 founder shares, and the anchor investors agreed to purchase from us on the date of the initial business combination an aggregate of 1,078,125 founder shares for an aggregate purchase price of approximately $3,750, or approximately $0.004 per share. Our sponsor has also agreed that in the event of such purchase by the anchor investors, our sponsor will forfeit to us for no consideration a number of founder shares equal to the number of founder shares purchased by the anchor investors.

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

Competitive Strengths

We believe the sourcing, valuation, diligence and execution capabilities of our management team will provide us with a significant pipeline of opportunities from which to evaluate and select a target for an initial business combination that will benefit from our extensive experience. Our competitive strengths include the following:

●	TEP’s leadership has 20 years of experience and decades-long relationships across the energy & power industry to facilitate proprietary and relationship-based opportunities for sourcing and improving investments;

●	TEP’s deep experience as an investor in carbon credits and businesses that generate carbon credits;

●	TEP’s leadership drives value at the investment level by leveraging industry relationships, employing rigorous underwriting and risk management acumen, and macroeconomic and financial insight;

●	Senior leadership has more than 20 years of energy & power investing experience through multiple commodity/economic cycles;

●	XMS’ partners average over 25 years of investment banking experience;

●	XMS has the expertise to advise across the entire range of strategic and financial alternatives - M&A, capital structure, financings, takeover and activist preparation, dividend policy, restructuring;

●	XMS Capital is a leading advisory firm for blockchain infrastructure, advising some of the largest public and private U.S. based blockchain firms on M&A, strategy, and new ventures;

●	XMS Capital has world class execution with expertise navigating all potential process dynamics and nuances, and has executed transactions in virtually every industry, sector, and vertical; and

●	The XMS and TEP teams have decades of combined experience in sourcing deals with a demonstrated track record of successfully executing transactions.

Business Strategy

Our business strategy is to identify and complete an initial business combination that creates substantial long-term value for our stockholders. We will seek North American targets operating as leaders in the power and digital infrastructure areas and adjacent industries to capitalize on co-optimization opportunities, where they exist. We believe the network of proprietary and relationship-based opportunities of the management, combined with its rigorous underwriting and risk management acumen, and macroeconomic and financial insight, will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination. In addition to our network and expertise, we plan to leverage XMS’ world class execution with expertise navigating all potential process dynamics and nuances, to extend our access to opportunities. We will seek to:

●	Bridge the gap between renewable energy and storage assets with high-density energy consumers in the digital infrastructure industry with a co-optimization strategy, where it’s present and actionable;

●	Optimize renewable energy resource integration into the transmission and distribution grid using power technology, equipment and services;

●	Utilize more sustainable power to satisfy the energy demands of the ever-increasing data center and blockchain digital infrastructure industries;

●	Provide a public currency to facilitate rapid growth through acquisition as the electrical grid transitions in these high-growth renewable energy supply and digital infrastructure demand markets;

●	Leverage the management team’s and Board’s deep expertise and deal flow across both the power and digital infrastructure industries which will provide a large opportunity set for XPDI II to pursue both as the initial target for the SPAC, as well as for follow-on acquisitions;

●	Capitalize on TEP’s long-standing relationships across the energy & power industry to facilitate proprietary and relationship-based opportunities for sourcing and improving investments;

●	Utilize XMS Capital’s position as a leading advisory firm for blockchain infrastructure and broad experience to navigate all potential process dynamics and nuances; and

●	Leverage the combination of a highly experienced data center developer and operator with a bitcoin mining team, to achieve our investment goals that has proven execution capabilities.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including as described above. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, including one or more other blank check companies, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Delaware law.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was approximately $10.23 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors, each other member of our management team and the anchor investors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 18 months (or 21 months or 24 months, as applicable) from the closing of our IPO.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A common stock submitted for redemption will be returned to the holders thereof.

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

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months (or 21 months or 24 months, as applicable) from the closing of our IPO, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.19 million of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.19 million from the proceeds of our IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

Human Capital Resources

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of the shares of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

Please see the section of this Report entitled “Item 1-Stockholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market prior to the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees to vote in favor of the initial business combination or abstain and in any event not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination, or abstain, and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1-Permitted Purchases of Our Securities” for a description of how our sponsor, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “Item 1-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

Because of our limited resources, the increased number of special purpose acquisition companies evaluating targets and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 18 months (or 21 months or 24 months, as applicable), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for at least the next 18 months (or 21 months or 24 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.10 per public share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per public share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination, upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.10 per public share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per public share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination, on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per public share, or $10.20 or $10.30 per public share, as applicable, if we extend the period of time we will have to complete an initial business combination” and other risk factors below.

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

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As described in Part II, Item 9A, management has concluded that, due to the material weakness we have identified in our internal control over financial reporting, our disclosure controls and procedures were not effective. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We have a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2022 relating to the accounting for accrued general and administrative expenses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination within 18 months (or 21 months or 24 months, as applicable) from the closing of our IPO then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of a business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Our directors and officers and our sponsor or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, including any of its affiliates, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this Report entitled “Item 1-Evaluation of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In March 2021, our sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock. In November 2021, we effected a stock dividend of 1,437,500 shares of our Class B common stock, resulting in there being an aggregate of 7,187,500 shares of our Class B common stock outstanding. We have agreed to sell to the anchor investors 1,078,125 founder shares and the anchor investors have agreed to purchase from us on the date of the initial business combination an aggregate of 1,078,125 founder shares for an aggregate purchase price of approximately $3,750, or approximately $0.004 per share. Our sponsor has also agreed that in the event of such purchase by the anchor investors, our sponsor will forfeit to us for no consideration a number of founder shares equal to the number of founder shares purchased by the anchor investors. In July 2021, our sponsor transferred 30,000 shares of Class B common stock to each of the four independent director nominees, a total of 120,000 shares of Class B common stock. In November 2021, our sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and the anchor investors purchased an aggregate of 11,125,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $11,125,000, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination. Among the private placement warrants, 8,900,000 private placement warrants were purchased by our sponsor and an aggregate of 2,225,000 private placement warrants were purchased by the anchor investors. Our initial stockholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination. Additionally, in the event that the anchor investors purchase units (either in our IPO or after) and vote them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement warrants that our anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public stockholders, on the other. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose approximately $5,000 in connection with the same transaction.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of shares by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A common stock. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new shares issuances against the fair market value of shares repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent (the “excess shares”). However, we would not be restricting our stockholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell excess shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the excess shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 321 North Clark Street, Suite 2440, Chicago, IL 60654, and our telephone number is (312) 262-5642. We maintain a corporate website at www.xpdispac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

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

On December 31, 2022, there was one holder of record of our Units, four holders of record of our common stock and one holder of record of our public warrants. We believe a substantially greater number of beneficial owners hold shares of Class A common stock or public warrants through brokers, banks or other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

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

Overview

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

Upon the closing of the IPO and the private placement on December 14, 2021, approximately $290.4 million ($10.10 per unit) of the net proceeds of the sale of the units in the IPO, including proceeds from the sale of the Over-Allotment Units and certain of the proceeds from the sale of the private placement warrants, were deposited into a segregated trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and approximately $1.7 million of such net proceeds were deposited in our operating account to pay expenses in connection with the closing of the IPO and for working capital following the IPO. The proceeds held in the Trust Account have been invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the trust account as described below.

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

We will have until 18 months from the closing of the IPO, or June 14, 2023, to complete the initial Business Combination. However, if we anticipate that it may not be able to complete the initial Business Combination within 18 months, we may, but are not obligated to, extend the period of time we will have to complete an initial Business Combination by up to two additional three-month periods (for a total of up to 24 months from the closing of the IPO to complete an initial Business Combination), subject to the Sponsor or its affiliates or designees contributing, for each such three-month extension, $0.10 per share of Class A common stock to the Trust Account (or approximately $2.9 million in the aggregate). In connection with each such additional deposit, the Sponsor or its affiliates or designees will receive an additional 2,875,000 private placement warrants, with the same terms as the original private placement warrants. The Public Stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension.

Liquidity and Capital Resources

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our sponsor to purchase our Class B common stock (the “founder shares”), the related party loan under a promissory note of approximately $115,000 from, our sponsor, which was repaid in full on December 17, 2021, and the net proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date, as it may be extended. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic on the Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of the Company’s operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $2.0 million, which consisted of approximately $4.2 million of income from investments held in the trust account, partially offset by approximately $1.3 million in operating expenses and approximately $802,000 in income tax expenses. Operating expenses were comprised of approximately $888,000 of general and administrative expenses, $240,000 of general and administrative expenses - related party, and $215,000 of franchise tax expense.

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

The underwriter received an additional fee of $0.35 per unit, or approximately $10.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all of our outstanding shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the public warrants and the private placement warrants to purchase an aggregate of 25,500,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on March 23, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting due solely to the overstatement of the Company’s legal expenses, which are classified in general and administrative expenses, by $87,187 and the overstatement of accounts payable by the same amount. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company's internal control around the accounting for accrued general and administrative expenses was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report present fairly, in all material respects, the Company's financial position, result of operations and cash flows of the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022, for the reasons described above.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the below.

We have performed additional accounting and financial analyses and other post-closing procedures related to the accounting for accrued general and administrative expenses. To address the material weakness described above, management has devoted, and plans to continue to devote, significant effort to improve the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to enhance these processes to better evaluate its accrued costs with vendors. The Company plans to include providing enhanced review and increased communication among its personnel, third-party professionals and vendors.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Theodore J. Brombach	60	Chairman of the Board
Patrick C. Eilers	56	Chief Executive Officer and Director
James P. Nygaard, Jr.	48	Chief Financial Officer
Paul Dabbar	55	Director
Paul Gaynor	57	Director
Scott Widham	65	Director
John B. Sexton	27	Vice President
John P. McGarrity	61	General Counsel and Secretary

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

Scott Widham serves on our board of directors. Mr. Widham brings over 30 years of broad-based management and operations experience in the digital transformation and telecommunications industry. Mr. Widham is currently Chairman of Ezee Fiber, providing telecom services to government, enterprise, carrier and residences in Texas. Mr. Widham served on the board of directors of XPDII from February 2021 until the completion of its merger with Core Scientific in January 2022. Previously, he served as President of Never fail from 2018 to 2019, CEO of Alpheus Communications from 2011 to 2017 and, prior to Alpheus, as CEO of Cobridge Communications, Broadwing Communications, and Capital Cable. Mr. Widham also served as EVP of Corecomm and was a Director at MTV Networks. Mr. Widham earned a B.B.A. from the University of Texas at Austin.

Mr. Widham’s qualifications to serve on our board of directors include his over 30 years of executive, financial and leadership experience in the telecommunications industry.

John B. Sexton serves on our management team as a Vice President. Mr. Sexton is a Vice President for TEP where he focuses on control, and growth equity investments in companies making North America’s power and energy systems increasingly sustainable and smart. Prior to joining TEP in 2021, Mr. Sexton served as an Associate with Marathon Capital’s investment banking division where he served since 2018, working across M&A transactions and tax equity financings in the renewables, carbon capture and energy services sectors. Mr. Sexton earned his Bachelor of Business Administration in Finance in 2018, while minoring in Sustainability at the University of Notre Dame.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

We have adopted an audit committee charter, which details the primary functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

We have adopted a compensation committee charter, which details the primary functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any), evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and setting our Chief Executive Officer’s compensation level (if any) based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our Chief Executive Officer and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

We have adopted a corporate governance and nominating committee charter, which details the primary functions of the corporate governance and nominating committee, including:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the corporate governance and nominating committee charter, generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Theodore J. Brombach	XMS Capital Partners, LLC XA Investments LLC XAI Octagon Floating Rate & Alternative Income Term Trust RiverWood Bank	Investment Banking Financial Services Financial Services Banking	Founder/Partner Chief Executive Officer President, Chief Executive Officer and Trustee Director

Patrick C. Eilers	Transition Energy Partners, LLC	Private Equity	Managing Partner

James P. Nygaard, Jr.	XMS Capital Partners, LLC	Investment Banking	Managing Director

Paul Dabbar	Bohr Quantum Technology Corp.	Communications	President and Chief Executive Officer

Paul Gaynor	Longroad Energy	Energy	Chief Executive Officer

Scott Widham	Widham Capital Investment	Management	President

John B. Sexton	Transition Energy Partners, LLC	Private Equity	Vice President

John P. McGarrity	XMS Capital Partners, LLC	Investment Banking	Managing Director and Chief Administrative Officer
	XMS Holdings LLC	Financial Services	General Counsel

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of the IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO.

●	Our sponsor, directors, each other member of our management team and the anchor investors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 18 months (or 21 months or 24 months, as applicable) from the closing of the IPO. Additionally, our initial stockholders and the anchor investors have agreed to waive their rights to liquidating distributions from the trust account with respect to its founder shares if we do not complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our initial stockholders and the anchor investors have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to completion of our initial business combination, (x) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on December 9, 2021, we have agreed to reimburse affiliates of our sponsor for office space and administrative support services provided to us in the amount of $20,000 per month. In addition, in connection with our initial business combination, we may potentially make a cash payment to XMS Capital, TEP or their respective affiliates for any financial advisory, placement agency or other similar investment banking or consulting services that XMS Capital, TEP or their respective affiliates may provide to us in connection with our initial business combination, and may reimburse to XMS Capital, TEP or their respective affiliates for any out-of-pocket expenses incurred by it in connection with the performance of such services.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the postcombination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock;

●	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 7,187,500 shares of Class B common stock outstanding as of December 31, 2022. The table below does not include the shares of Class A common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Number of shares of Class A common stock beneficially owned(2)	Number of shares of Class B common stock beneficially owned	Approximate percentage of outstanding common stock	Approximate percentage of class
XPDI Sponsor II LLC(1)	-	7,097,500	19.7%	99.0%
Theodore J. Brombach(2)	-	7,097,500	19.7%	99.0%
Patrick C. Eilers(3)	-	7,097,500	19.7%	99.0%
James P. Nygaard, Jr.	-	-	-	-
John B. Sexton	-	-	-	-
John P. McGarrity	-	-	-	-
Paul Dabbar	-	30,000	*	*
Paul Gaynor	-	30,000	*	*
Scott Widham	-	30,000	*	*
All officers and directors as a group (9 individuals)	-	7,187,500	20%	100%

Aristeia Capital, L.L.C.(4)	2,160,000	-	6.01%	7.51%
Blackrock, Inc.(5)	2,462,280	-	8.5%	6.8%
HCG Investment Management Inc.(6)	1,500,000	-	4.17%	5.22%
Marshall Wace LLP(7)	1,485,458	-	4.13%	5.17%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 321 North Clark Street Suite 2440 Chicago, IL 60654.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	XPDI Sponsor II LLC is the record holder of the shares reported herein. XPDI Sponsor II LLC is controlled by its managing members, Messrs. Brombach and Eilers. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Messrs. Brombach and Eilers. Each such person disclaims beneficial ownership of these securities, except to the extent, if any, of his pecuniary interest therein.
(4)	The address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830, based on a Schedule 13G/A filed on February 13, 2023 (the “Aristeia 13G”). According to the Aristeia 13G, Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described therein, held by one or more private investment funds.
(5)	The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055, based on a Schedule 13G filed on February 4, 2022 (the “Blackrock 13G”). According to the Blackrock 13G, Blackrock, Inc. has voting and dispositive control with respect to the securities and therefore has beneficial ownership of the shares of Class A common stock.
(6)	The address of HCG Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada, based on a Schedule 13G filed on February 14, 2023 (the “HCG 13G”). According to the HCG 13G, HCG Investment Management Inc. is a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the shares held by the HCG Investment Management Inc. on behalf of the Fund.
(7)	The address of Marshall Wace LLP is George House, 131 Sloane Street, London, SW1X 9AT, UK, based on a Schedule 13G filed on February 14, 2023 (the “Marshall Wace 13G”). According to the Marshall Wace 13G, Marshall Wace LLP is a limited liability partnership formed in England (“MW LLP”) with respect to the shares of Class A common stock directly held by certain funds and accounts (the “MW Funds”) to which it acts as investment manager. MW LLP acts as investment manager to the MW Funds. MW LLP has delegated certain authority for US operations and trading to Marshall Wace North America L.P., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In March 2021, our sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock. In November 2021, we effected a stock dividend of 1,437,500 shares of our Class B common stock, resulting in there being an aggregate of 7,187,500 shares of our Class B common stock outstanding. We have agreed to sell to the anchor investors 1,078,125 founder shares, and the anchor investors have agreed to purchase from us on the date of the initial business combination an aggregate of 1,078,125 founder shares for an aggregate purchase price of approximately $3,750 or approximately $0.004 per share. Our sponsor has also agreed that in the event of such purchase by the anchor investors, our sponsor will forfeit to us for no consideration a number of founder shares equal to the number of founder shares purchased by the anchor investors.

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

The anchor investors have also agreed that if, in connection with an initial business combination, the sponsor decides (i) to forfeit (other than the sponsor’s contemplated forfeiture to us described above in this section), transfer to a third person, exchange, subject to transfer, vesting or conditional forfeiture provisions or amend the terms of all or any portion of the founder shares or the private placement warrants or (ii) to enter into any other arrangements with respect to the founder shares or the private placement warrants, including voting in favor of any amendment to the terms of the founder shares or the private placement warrants (each, a “change in investment”), such change in investment shall apply pro rata to the anchor investors and the sponsor based on the relative number of founder shares or private placement warrants to be held by the sponsor (after giving effect to the sponsor’s contemplated forfeiture to us described above in this section) upon completion of the initial business combination; provided, however that in no event will such change in investment apply to more than 75% of the founder shares to be purchased by the anchor investors (but for the avoidance of doubt may apply to up to 100% of the private placement warrants to be purchased by the anchor investors).

As more fully discussed in the section of this Report entitled “Item 10-Conflicts of Interest,” if any of our sponsor or its affiliates, our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 321 North Clark Street Suite 2440 Chicago, IL 60654. The cost for our use of this space is included in the $20,000 per month fee we have agreed to pay affiliates of our sponsor for office space and administrative support services since the date that our securities were first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

The anchor investors have agreed that if, in connection with an initial business combination, the sponsor decides (i) to forfeit (other than the sponsor’s contemplated forfeiture to us described above in this section), transfer to a third person, exchange, subject to transfer, vesting or conditional forfeiture provisions or amend the terms of all or any portion of the founder shares or (ii) to enter into any other arrangements with respect to the founder shares, including voting in favor of any amendment to the terms of the founder shares (each, a “change in investment”), such change in investment will apply pro rata to the anchor investors and the sponsor based on the relative number of founder shares to be purchased or held, as applicable, by the sponsor (after giving effect to the sponsor’s contemplated forfeiture to us described above in this section) upon completion of the initial business combination; provided, however that in no event will such change in investment reduce the founder shares to be purchased by the anchor investors by more than 75%. By way of example and without limiting the foregoing, in the event our sponsor forfeits or transfers 50% or 100%, respectively, of the founder shares as part of our initial business combination (other than the sponsor’s contemplated forfeiture to us described above in this section), the number of founder shares to be purchased by the anchor investors will be reduced by 50% or 75%, respectively.

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

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP (“Marcum”) served as our independent registered public accounting firm from March 23, 2021 (inception) through December 31, 2022. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, totaled $80,000 and $62,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the year ended December 31, 2022 and during the period from March 23, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum any audit-related fees during the year ended December 31, 2022 and during the period from March 23, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any audit-related fees during the year ended December 31, 2022 and during the period from March 23, 2021 (inception) through December 31, 2021.

PART III

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements: Our financial statements are listed in the “Index to Financial Statements” on page F-1

(2) Financial Statement Schedules: None

(3) Exhibits We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws.*
4.1	Public Warrant Agreement between Continental Stock Transfer & Trust Company and the company. (1)
4.2	Private Warrant Agreement between Continental Stock Transfer & Trust Company and the company. (1)
4.3	Specimen Unit Certificate. (2)
4.4	Specimen Class A Common Stock Certificate. (2)
4.5	Specimen Public Warrant Certificate. (2)
4.6	Specimen Private Warrant Certificate. (2)
4.7	Description of Registrant’s Securities. (3)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the company. (1)
10.2	Registration and Stockholder Rights Agreement among the company, our sponsor and certain equityholders party thereto. (1)
10.3	Private Placement Warrants Purchase Agreement between the company and our sponsor. (1)
10.4	Administrative Support Agreement between the company and our sponsor. (1)
10.5	Letter Agreement among the company, our sponsor and each of the officers and directors of the company named therein. (1)
10.6	Securities Subscription Agreement, dated March 30, 2021, between the company and our sponsor. (2)
10.7	Form of Securities Subscription Agreement, between the company and our anchor investors. (4)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 18, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on April 13, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on December 6, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023

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

Name	Position	Date

/s/ Patrick C. Eilers	Chief Executive Officer and Director	April 17, 2023
Patrick C. Eilers	(Principal Executive Officer)

/s/ James P. Nygaard, Jr.	Chief Financial Officer	April 17, 2023
James P. Nygaard, Jr.	(Principal Financial and Accounting Officer)

/s/ Theodore J. Brombach	Chairman of the Board of Directors	April 17, 2023
Theodore J. Brombach

/s/ Paul Dabbar	Director	April 17, 2023
Paul Dabbar

/s/ Paul Gaynor	Director	April 17, 2023
Paul Gaynor

/s/ Scott Widham	Director	April 17, 2023
Scott Widham

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Power & Digital Infrastructure Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Power & Digital Infrastructure Acquisition II Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, Company’s liquidity needs, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, New York

April 17, 2023

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$1,287,986	$2,844,602
Prepaid expenses	284,405	329,567
Total current assets	1,572,391	3,174,169
Investments held in Trust Account	294,395,846	290,375,895
Non-current prepaid expenses	-	284,405
Total Assets	$295,968,237	$293,834,469

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$267,297	$1,148,088
Accrued expenses	660,491	410,377
Income tax payable	802,367	-
Franchise tax payable	72,289	152,195
Total current liabilities	1,802,444	1,710,660
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	11,864,944	11,773,160

Commitments and Contingencies
Class A common stock; 28,750,000 shares subject to possible redemption at $10.20 and $10.10 per share as of December 31, 2022 and 2021, respectively	293,293,429	290,375,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued or outstanding as of December 31, 2022 and 2021	719	719
Additional paid-in capital	-
Accumulated deficit	(9,190,855)	(8,314,410)
Total stockholders’ deficit	(9,190,136)	(8,313,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$295,968,237	$293,834,469

The accompanying notes are an integral part of the financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From March 23, 2021 (inception) through December 31, 2021
General and administrative expenses	$887,745	$372,924
General and administrative expenses - related party	240,000	20,000
Franchise tax expenses	215,408	152,195
Loss from operations	(1,343,153)	(545,119)
Income from investments held in Trust Account	4,187,504	895
Net income (loss) before income taxes	2,844,351	(544,224)
Income tax expense	(802,367)	-
Net income (loss)	$2,041,984	$(544,224)
Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	1,822,183
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.07)
Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	6,309,419
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.07)

The accompanying notes are an integral part of the financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(8,314,410)	$(8,313,691)
Increase in redemption value of Class A common stock subject to possible redemption	-	-			-	(2,918,429)	(2,918,429)
Net income	-	-			-	2,041,984	2,041,984
Balance - December 31, 2022	-	$-	7,187,500	$719	$-	$(9,190,855)	$(9,190,136)

For the
Period from March 23, 2021 (inception) Through December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 23, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Issuance of private placement warrants	-	-	-	-	11,125,500	-	11,125,000
Issuance of warrants in Initial Public Offering	-	-	-	-	14,662,500	-	14,662,500
Non-cash contribution from Sponsor	-	-	-	-	4,664,431	-	4,664,431
Offering costs associated with warrants	-	-	-	-	(1,081,065)	-	(1,081,065)
Accretion for Class A common stock to redemption amount	-	-	-	-	(29,395,147)	(7,770,186)	(37,165,333)
Net loss	-	-	-	-	-	(544,224)	(544,224)
Balance - December 31, 2021	-	$-	$7,187,500	$719	$-	$(8,314,410)	$(8,313,691)

The accompanying notes are an integral part of the financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For The Period From March 23, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,041,984	$(544,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(4,187,504)	(895)
Changes in operating assets and liabilities:
Prepaid expenses	329,567	(613,972)
Accounts payable	(880,791)	667,694
Accrued expenses	250,114	339,202
Income tax payable	802,367	-
Franchise tax payable	(79,906)	152,195
Net cash used in operating activities	(1,724,169)	-

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	167,553	-
Cash deposited in Trust Account	-	(290,375,000)
Net cash provided by (used in) investing activities	167,553	(290,375,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	287,500,000
Proceeds received from private placement	-	11,125,000
Repayment of note payable to related party	-	(115,398)
Offering costs paid	-	(5,290,000)
Net cash provided by financing activities	-	293,219,602

Net decrease in cash	(1,556,616)	2,844,602

Cash - beginning of the period	2,844,602	-
Cash - end of the period	$1,287,986	$2,844,602

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs included in accounts payable	$-	$480,394
Deferred offering costs included in accrued expenses	$-	$71,175
Deferred offering costs paid by Sponsor under promissory note	$-	$115,398
Deferred underwriting commissions	$-	$10,062,500
Remeasurement adjustment on Class A common stock subject to possible redemption	$2,918,429	$37,165,333

The accompanying notes are an integral part of the financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Liquidity

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within the Combination Period, as it may be extended, or such later date as approved by holders of a majority of the voting power of the Company’s then outstanding shares of common stock that are voted at a meeting to extend such Combination Period, voting together as a single class, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable by us), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $1.3 million in cash and working capital of approximately $0.66 million (not taking into account approximately $875,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date, as it may be extended. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a Target, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

	For The Year Ended December 31, 2022		For The Period From March 23, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:

Numerator:
Allocation of net income (loss)	$1,633,587	$408,397	$(121,953)	$(422,271)

Denominator:
Basic and diluted weighted average common stock outstanding(1)	28,750,000	7,187,500	1,822,183	6,309,419

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.07)	$(0.07)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on March 23, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

In July 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares. In November 2021, the Sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee at a price of $120. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. As of December 31, 2022 and 2021, stock-based compensation of approximately $516,000 will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination).

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

NOTES TO FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on December 9, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the year ended December 31, 2022 and the period from March 23, 2021 (inception) through December 31, 2021 the Company incurred $240,000 and $20,000 of such fees, respectively, which are recognized in general and administrative expenses – related party, in the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had $260,000 and $20,000, respectively, payable in connection with such agreement, included as accrued expenses in the accompanying balance sheets.

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

An additional fee of $0.35 per Unit, or approximately $10.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 28,750,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Issuance costs allocated to Class A common stock	(19,627,833)
Plus:
Adjust carrying value to initial redemption value	37,165,333
Class A common stock subject to possible redemption as of December 31, 2021	290,375,000
Remeasurement of carrying value to redemption value	2,918,429
Class A common stock subject to possible redemption as of December 31, 2022	$293,293,429

Note 7 - Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 7,187,500 shares of Class B common stock issued and outstanding. Of the 7,187,500 shares of Class B common stock outstanding, up to 937,500 shares of Class B common stock were subject to forfeiture. The over-allotment option was exercised in full, therefore shares of Class B common stock were no longer subject to forfeiture.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

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

Warrants – As of December 31, 2022 and 2021, the Company has 14,375,000 and 11,125,000 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

Note 8 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from March 23, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	$802,367	-
State	-	-
Deferred		-
Federal	(205,053)	(114,287)
State	-	-
Valuation on allowance	205,053	114,287
Income tax provision	$802,367	-

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$319,341	$82,514
Net operating loss carryforwards	-	31,773
Total deferred tax assets	319,341	114,287
Valuation allowance	(319,341)	(114,287)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2022 and 2021, the Company had $0 and $151,300, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2022 and 2021, the valuation allowance was $319,341 and $114,287, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	7.2%	(21.0)%
Income Taxes Benefit	28.2%	0.0%

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
December 31, 2022 - Assets:
Investments held in Trust Account	$294,395,846	-	$-
December 31, 2021 - Assets:
Investments held in Trust Account	$290,375,895	-	-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 23, 2021 (inception) through December 31, 2022.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements are available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.