Form 10-Q
period 2023-03-31
Power & Digital Infrastructure Acquisition II Corp.
filed 2023-05-15
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 28,750,000 shares of Class A common stock, $0.0001 par value per share and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS AS OF MARCH 31, 2023 (UNAUDITED)
AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$1,122,452	$1,287,986
Prepaid expenses	277,904	284,405
Total current assets	1,400,356	1,572,391
Investments held in Trust Account	297,519,738	294,395,846
Total Assets	$298,920,094	$295,968,237

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$379,091	$267,297
Accrued expenses	1,724,366	660,491
Income tax payable	1,227,106	802,367
Franchise tax payable	122,289	72,289
Total current liabilities	3,452,852	1,802,444
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	13,515,352	11,864,944

Commitments and Contingencies
Class A common stock; 28,750,000 shares subject to possible redemption at $10.29 and $10.20 per share as of March 31, 2023 and December 31, 2022, respectively	295,942,581	293,293,429

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued or outstanding as of as of March 31, 2023 and December 31, 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(10,538,558)	(9,190,855)
Total stockholders’ deficit	(10,537,839)	(9,190,136)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$298,920,094	$295,968,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months ended March 31,
	2023	2022
General and administrative expenses	$1,287,704	$343,396
General and administrative expenses - related party	60,000	60,000
Franchise tax expenses	50,000	50,000
Loss from operations	(1,397,704)	(453,396)
Income from investments held in Trust Account	3,123,892	27,607
Net income (loss) before income taxes	1,726,188	(425,789)
Income tax expense	(424,739)	—
Net income (loss)	$1,301,449	$(425,789)

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	28,750,000

Basic and diluted net income (loss) per share, Class A common stock	0.04	(0.01)

Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	7,187,500

Basic and diluted net income (loss) per share, Class B common stock	0.04	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	—	$—	7,187,500	$719	—	$(9,190,855)	$(9,190,136)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,649,152)	(2,649,152)
Net income	—	—	—	—	—	1,301,449	1,301,449
Balance - March 31, 2023	—	$—	7,187,500	$719	$—	$(10,538,558)	$(10,537,839)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	—	$—	7,187,500	$719	—	$(8,314,410)	$(8,313,691)
Net loss	—	—	—	—	—	(425,789)	(425,789)
Balance - March 31, 2022	—	$—	7,187,500	$719	$—	$(8,740,199)	$(8,739,480)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,301,449	$(425,789)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(3,123,892)	(27,607)
Changes in operating assets and liabilities:
Prepaid expenses	6,501	43,098
Accounts payable	111,794	(1,041,267)
Accrued expenses	1,063,875	184,032
Income tax payable	424,739	—
Franchise tax payable	50,000	50,000
Net cash used in operating activities	(165,534)	(1,217,533)
Net decrease in cash	(165,534)	(1,217,533)
Cash - beginning of the period	1,287,986	2,844,602
Cash - end of the period	$1,122,452	$1,627,069
Supplemental disclosure of noncash activities:
Remeasurement adjustment on Class A common stock subject to possible redemption	$2,649,152	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 5, 2023, the Company filed a preliminary proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with the special meeting in lieu of Annual Meeting of the Company’s stockholders (the “Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from June 14, 2023 (the “Current Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until March 14, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $1.1 million in cash and working capital deficit of approximately $0.7 million (not taking into account approximately $1.3 million tax obligations that may be paid using investment income classified in the Trust Account).

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in U.S. dollars in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was 24.6% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 due to the increase in the valuation allowance.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock

Numerator:
Allocation of net income (loss)	$1,041,159	260,290	(340,631)	(85,158)

Denominator:
Basic and diluted weighted average common stock outstanding	28,750,000	7,187,500	28,750,000	7,187,500

Basic and diluted net income (loss) per common stock	0.04	0.04	(0.01)	(0.01)

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

In July 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares. In November 2021, the Sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee at a price of $120. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. As of March 31, 2023 and December 31, 2022, stock-based compensation of approximately $516,000 will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination).

In exchange for the Anchor Investors participating in the Initial Public Offering and the Private Placement, the Company agreed to sell 1,078,125 Founder Shares to the Anchor Investors, and the Anchor Investors agreed to purchase from the Company on the date of the initial Business Combination such Founder Shares. The Sponsor also agreed that in the event of such purchase by the Anchor Investors, the Sponsor will forfeit to the Company for no consideration a number of Founder Shares equal to the number of Founder Shares purchased by the Anchor Investors. Further, the Anchor Investors agreed that, if they do not own an aggregate of at least certain amount of Public Shares (such amount, the “Anchor Threshold”) at the time of any stockholder vote with respect to an initial Business Combination or the business day immediately prior to the completion of the initial Business Combination, the number of Founder Shares to be purchased by such Anchor Investors from the Company will be reduced pro rata by a fraction, the numerator of which will equal the Anchor Threshold less the number of Public Shares held by such Anchor Investors after giving effect to any redemptions of the Public Shares by such Anchor Investors and their affiliates, and the denominator of which will equal the Anchor Threshold; provided, however, in no event will such pro rata reduction in the number of Founder Shares to be purchased by the Anchor Investors reduce the number of Founder Shares to be purchased by more than 75%. The Company determined that the excess of the fair value of the Founder Shares to be acquired by the Anchor Investors upon the closing of the initial Business Combination (in which case the Sponsor also agreed to forfeit to the Company for no consideration a number of Founder Shares equal to the number of Founder Shares purchased by the Anchor Investors) should be recognized as an offering cost by the Company in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offerings.” The Company estimated the aggregate fair value of the Sponsor’s agreement to sell Founder Shares to the Anchor Investors to be approximately $4.7 million using a Monte Carlo simulation. Accordingly, the additional offering cost is allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. The allocated portion of the additional offering cost associated with the Class A common stock was charged to the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on December 9, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the three months ended March 31, 2023 and 2022, the Company incurred $60,000 and $60,000 of such fees, respectively, which are recognized in general and administrative expenses – related party, in the accompanying condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had $320,000 and $260,000, respectively, payable in connection with such agreement, included as accrued expenses in the accompanying condensed balance sheets.

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 28,750,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Issuance costs allocated to Class A common stock	(19,627,833)
Plus:
Adjust carrying value to initial redemption value	40,083,762
Class A common stock subject to possible redemption as of December 31, 2022	293,293,429
Plus:
Remeasurement of carrying value to initial redemption value	2,649,152
Class A common stock subject to possible redemption as of March 31, 2023	$295,942,581

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 28,750,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 6).

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

Warrants - As of March 31, 2023 and December 31, 2022, the Company has 14,375,000 and 11,125,000 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
March 31, 2023 - Assets
Investments held in Trust Account	$297,519,738	—	—
December 31, 2022 - Assets
Investments held in Trust Account	$294,395,846	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 23, 2021 (inception) through March 31, 2023.

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

On May 5, 2023, the Company filed a Proxy Statement for the solicitation of proxies in connection with the Special Meeting to consider and vote on, among other proposals, the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal.

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

On May 5, 2023, the Company filed a preliminary proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with the special meeting in lieu of Annual Meeting of the Company’s stockholders (the “Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from June 14, 2023 (the “Current Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until March 14, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

Liquidity and Going Concern

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our sponsor to purchase our Class B common stock (the “founder shares”), the related party loan under a promissory note of approximately $115,000 from, our sponsor, which was repaid in full on December 17, 2021, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $1.3 million, which consisted of approximately $3.1 million of income from investments held in the trust account, partially offset by approximately $1.4 million in operating expenses and approximately $0.4 million in income tax expenses. Operating expenses were comprised of approximately $1.3 million of general and administrative expenses, $60,000 of general and administrative expenses - related party, and $50,000 of franchise tax expense.

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

The calculation of diluted net income (loss) does not consider the effect of the public warrants and the private placement warrants to purchase an aggregate of 25,500,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to accounting for accrued general and administrative expenses as well as the Company’s tax provision. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses and income tax expense in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of March 31, 2023 relating to the accounting for accrued general and administrative expenses. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2023	POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP
	By:	/s/ Patrick C. Eilers
Patrick C. Eilers
Chief Executive Officer and Director