Form 10-Q
period 2023-09-30
Power & Digital Infrastructure Acquisition II Corp.
filed 2023-11-09
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 10,608,178 shares of Class A common stock, $0.0001 par value per share and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 (UNAUDITED)
AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$294,222	$1,287,986
Prepaid expenses	78,997	284,405
Total current assets	373,219	1,572,391
Investments held in Trust Account	113,045,191	294,395,846
Total Assets	$113,418,410	$295,968,237

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$601,436	$267,297
Accrued expenses	5,186,485	660,491
Advance from related party	300,000	—
Excise tax payable	1,881,321	—
Income tax payable	235,113	802,367
Franchise tax payable	70,000	72,289
Total current liabilities	8,274,355	1,802,444
Deferred underwriting commissions	6,037,500	10,062,500
Total Liabilities	14,311,855	11,864,944

Commitments and Contingencies
Class A common stock; 10,608,178 shares subject to possible redemption at $10.61 and $10.20 per share as of September 30, 2023 and December 31, 2022, respectively	112,519,142	293,293,429

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued or outstanding as of as of September 30, 2023 and December 31, 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,413,306)	(9,190,855)
Total stockholders’ deficit	(13,412,587)	(9,190,136)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$113,418,410	$295,968,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$999,207	$161,483	$4,986,130	$693,349
General and administrative expenses - related party	60,000	60,000	180,000	180,000
Franchise tax expenses	50,000	50,000	150,000	165,357
Loss from operations	(1,109,207)	(271,483)	(5,316,130)	(1,038,706)

Other income:
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	—	—	205,275	—
Income from investments held in Trust Account	1,450,959	1,319,402	7,719,842	1,731,894
Total other income	1,450,959	1,319,402	7,925,117	1,731,894

Income before provision for income taxes	341,752	1,047,919	2,608,987	693,188
Provision for income taxes	(294,202)	(266,575)	(1,411,997)	(297,200)
Net income	$47,550	$781,344	$1,196,990	$395,988

Weighted average shares outstanding of Class A common stock, basic and diluted	10,608,178	28,750,000	21,440,108	28,750,000

Basic and diluted net income per share, Class A common stock	$0.00	$0.02	$0.04	$0.01

Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income per share, Class B common stock	$0.00	$0.02	$0.04	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	—	$—	7,187,500	$719	—	$(9,190,855)	$(9,190,136)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,649,152)	(2,649,152)
Net income	—	—	—	—	—	1,301,449	1,301,449
Balance - March 31, 2023	—	—	7,187,500	719	—	(10,538,558)	(10,537,839)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	(2,701,935)	—	(2,701,935)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,881,321)	(1,881,321)
Waived deferred underwriting discount	—	—	—	—	3,819,725	—	3,819,725
Net loss	—	—	—	—	—	(152,009)	(152,009)
Balance – June 30, 2023	—	$—	7,187,500	$719	$1,117,790	$(12,571,888)	$(11,453,379)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	(1,117,790)	(888,968)	(2,006,758)
Net income	—	—	—	—	—	47,550	47,550
Balance – September 30, 2023	—	$—	7,187,500	$719	$—	$(13,413,306)	$(13,412,587)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(8,314,410)	$(8,313,691)
Net loss	-	-	-	-	-	(425,789)	(425,789)
Balance - March 31, 2022	-	-	7,187,500	719	-	(8,740,199)	(8,739,480)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(15,210)	(15,210)
Net income	-	-	-	-	-	40,433	40,433
Balance - June 30, 2022	-	-	7,187,500	719	-	(8,714,976)	(8,714,257)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(1,002,827)	(1,002,827)
Net income	-	-	-	-	-	781,344	781,344
Balance - September 30, 2022	-	$-	7,187,500	$719	$-	$(8,936,459)	$(8,935,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,196,990	$395,988
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(7,719,842)	(1,731,894)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(205,275)	—
Changes in operating assets and liabilities:
Prepaid expenses	205,408	238,026
Advance from related party	300,000	—
Accounts payable	334,139	(925,282)
Accrued expenses	4,525,994	212,879
Income tax payable	(567,254)	297,200
Franchise tax payable	(2,289)	(66,310)
Net cash used in operating activities	(1,932,129)	(1,579,393)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	2,138,365	—
Cash withdrawn for redemptions	188,132,132	—
Extension payments deposited in Trust Account	(1,200,000)	—
Net cash provided by investing activities	189,070,497	—

Cash Flows from Financing Activities:
Redemption of common stock	(188,132,132)	—
Net cash used in financing activities	(188,132,132)	—

Net decrease in cash	(993,764)	(1,579,393)
Cash - beginning of the period	1,287,986	2,844,602
Cash - end of the period	$294,222	$1,265,209
Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption	$7,357,845	$1,018,037
Excise tax payable attributable to redemption of common stock	$1,881,321	$—
Reversal of transaction costs incurred in connection with IPO	$4,025,000	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 5, 2023, the Company filed a preliminary proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with the special meeting in lieu of Annual Meeting of the Company’s stockholders (the “Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial Business Combination from June 14, 2023 (the “Current Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until March 14, 2024 (the “Combination Period”), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act, as amended, (or any successor rule)) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

At the Special Meeting on June 9, 2023, the Company’s stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of $188,132,132 (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account as of September 30, 2023 was approximately $113,045,191. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

In connection with the approval of the Extension Amendment Proposal, the Company or the Sponsor will deposit, beginning on June 15, 2023, and thereafter on the 10th day of each month (or if such 10th day is not a business day, on the business day immediately preceding such 10th day), additional funds into the Trust Account in an amount equal to the lesser of (i) $0.03 multiplied by the number of shares of Class A common stock then outstanding and not redeemed in connection with the Special Meeting and (ii) $300,000. As a result, $300,000 was deposited in the Trust Account by the Company on June 15, 2023, July 10, 2023 and August 10, 2023. On September 8, 2023, October 10, 2023 and November 9, 2023, $300,000 was deposited in the Trust Account by the Sponsor.

On August 7, 2023 and September 8, 2023, a previous target of a potential business combination paid the Company $300,000 and $200,000, respectively, as a partial reimbursement of expenses incurred by the Company in connection with due diligence and negotiations and related activities with respect to such potential business combination, which were terminated in March of 2023.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Montana’s equity holders (other than warrant holders) will also have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) in the form of shares of Combined Company Class A common stock with a $10.00 value ascribed to each share (the “Earnout Shares”), only upon full completion of construction and operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Montana’s key components or assemblies based solely on demand from bona fide customer commitments evidenced by binding contracts (or in the discretion of a majority of the independent members of the board of directors of the Combined Company, a non-binding letter of intent or indication of interest or similar writing that is substantially likely to become a binding contract) with a known price or pricing formula that exceeds a level of production capacity that is expected to generate Annualized EBITDA of more than $150,000,000 (the “Threshold Annualized EBITDA”), which shall be determined by a majority of the independent members of the board of directors of the Combined Company in its sole discretion, equal to (i) the ratio of (x) (1) the Annualized EBITDA that is expected from such new production capacity (the “Expected Annualized EBITDA”) less (2) (A) the Threshold Annualized EBITDA plus (B) all previously Expected Annualized EBITDA amounts associated with previous new production capacities for which previous earnouts were achieved, divided by (y) $150,000,000 multiplied by (ii) $200,000,000, provided that the aggregate Expected Annualized EBITDA may not exceed $300,000,000. The maximum value of the Earnout Shares will be capped at $200 million and the ability to receive Earnout Shares will expire on the fifth anniversary of the Closing. A majority of the independent members of the board of directors of the Combined Company then serving will have sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Montana equity holders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Montana equity holder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Combined Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Combined Company Board. As of the date of the Merger Agreement, 100.0% of the total outstanding Class A common units of Montana and 72.7% of the total outstanding Class B common units of Montana (or an aggregate of approximately 76.6% of the total outstanding Class A common units and Class B common units of Montana in the aggregate) were held by unitholders that are expected to continue as directors, officers or employees of the Combined Company. The retention of certain holders of options of Montana who will continue as directors, officers or employees of the Combined Company (whose responsibilities are expected to include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Montana does not believe that such targets are achievable absent the continued involvement of such persons. The Combined Company is expected to provide competitive compensation, benefits and equity awards (pursuant to the terms of the Montana Technologies Corporation 2023 Incentive Award Plan) to these individuals following the Merger in order to incentivize these individuals to continue to provide services to the Combined Company.

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

The Sponsor Support Agreement will terminate on the earlier of (i) the date the Proposed Transactions become effective or (ii) the termination of the Merger Agreement in accordance with its terms

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment Agreement

On September 29, 2023, the Company entered into an Investment Agreement (the “Investment Agreement”) with Montana Technologies LLC (“Montana”), Contemporary Amperex Technology Co., Limited (“CATL”), CATL US Inc., an affiliate of CATL (“CATL US”) and Contemporary Amperex Technology USA Inc. an affiliate of CATL (“CATL USA,” and, together with CATL US and CATL, the “CATL Parties”), pursuant to which the CATL Parties agreed, among other things, that they will not, directly or indirectly, (i) acquire any additional units of the Company following the consummation of its proposed business combination with Montana (the “Business Combination,” and such surviving company, the “Post-Combination Company”), (ii) seek election to, or to place a representative on, Montana’s board of managers or the board of directors of the Post-Combination Company, or (iii) acquire any securities of the Post-Combination Company if, following such acquisition, the CATL Parties and their affiliates would hold, in the aggregate, an interest in the Post-Combination Company of greater than 9.8% on either an economic or voting basis (the “CATL Ownership Limit”). In the event the CATL Parties and their affiliates exceed the CATL Ownership Limit, the CATL Parties have agreed, following written notice from the Post-Combination Company, to divest within five business days such number of Post-Combination Company securities as shall be necessary to cause the CATL Ownership Limit not to be exceeded. In addition, at any time the CATL Ownership Limit is exceeded, the CATL Parties have agreed to vote any voting power they hold in excess of 9.8% in accordance with the recommendation of the board of directors of the Post-Combination Company.

The CATL Parties agreed that they will not, and will cause their affiliates not to, access, obtain, or seek to access or obtain Montana or the Post-Combination Company’s trade secrets, know-how, or other confidential, proprietary, or competitively sensitive information (excluding any such information that Montana is obligated to provide to CATL US, CAMT, or CAMT’s subsidiaries pursuant to that certain Amended and Restated Joint Venture Agreement for CAMT, dated as of September 29, 2023, by and among Montana, CAMT Climate Solutions, Ltd. (“CAMT”) and CATL US), including by reverse engineering, or seeking to reverse engineer, any of Montana’s products.

Montana has agreed to use its reasonable best efforts to assist CATL USA in selling, prior to the consummation of the Business Combination, units of Montana representing at least 2% of Montana’s issued and outstanding units at a price per unit that is not materially lower than the price per unit implied by the valuation of Montana in connection with the Business Combination. In so assisting CATL USA, Montana is not obligated to incur any expenses or grant any concessions, nor is it obligated to prioritize any sale by CATL USA over its own capital raising or financing activities.

The Investment Agreement contains customary representations and warranties and may be terminated only with the written consent of the parties thereto.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had approximately $0.3 million in cash and working capital deficit of approximately $7.9 million.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of these actions and related sanctions on the world economy are not determinable as of the date of these financial statements.

Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form S-4, filed by the Company on August 9, 2023. The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in U.S. dollars in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 10,608,178 and 28,750,000, respectively, shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of September 30, 2023 was approximately $113,045,191. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was 86.09% and 25.4% for the three months ended September 30, 2023 and 2022, respectively, 54.12% and 49.04% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 due to the increase in the valuation allowance.

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

The calculation of diluted net (loss) income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock

Numerator:
Allocation of net income	$28,345	$19,205	$625,075	$156,269	$896,463	$300,527	$316,790	$79,198

Denominator:
Basic and diluted weighted average common stock outstanding	10,608,178	7,187,500	28,750,000	7,187,500	21,440,108	7,187,500	28,750,000	7,187,500

Basic and diluted net income per common stock	$0.00	$0.00	$0.02	$0.02	$0.04	$0.04	$0.01	$0.01

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

In July 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares. In November 2021, the Sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee at a price of $120. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. As of September 30, 2023 and December 31, 2022, stock-based compensation of approximately $516,000 will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Advance from Related Party

On September 10, 2023, October 10, 2023 and November 9, 2023, pursuant to the approval of the Extension Amendment Proposal the Sponsor contributed $300,000 to the Trust Account to extend the termination date. As of September 30, 2023, the Sponsor had advanced $300,000 to the Company.

Administrative Services Agreement

Commencing on December 9, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the three and nine months ended September 30, 2023, the Company incurred $60,000 and $180,000 of such fees, respectively, which are recognized in general and administrative expenses – related party, in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000 of such fees, respectively, which are recognized in general and administrative expenses - related party, in the accompanying condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company had $440,000 and $260,000, respectively, payable in connection with such agreement, included as accrued expenses in the accompanying condensed consolidated balance sheets.

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

On June 9, 2023, the Company’s stockholders redeemed 18,141,822 shares of Class A shares of common stock for a total of $188,132,132. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $1,881,321 of excise tax liability calculated as 1% of shares redeemed on June 9, 2023.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 10,608,178 and 28,750,000, respectively, shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of September 30, 2023 was approximately $113,045,191. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Issuance costs allocated to Class A common stock	(19,627,833)
Plus:
Adjust carrying value to initial redemption value	40,083,762
Class A common stock subject to possible redemption as of December 31, 2022	293,293,429
Less:
Redemption	(188,132,132)
Plus:
Remeasurement of carrying value to initial redemption value	7,357,845
Class A common stock subject to possible redemption as of September 30, 2023	$112,519,142

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 10,608,178 and 28,750,000, respectively, shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed consolidated balance sheets (see Note 6).

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of September 30, 2023 was approximately $113,045,191. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock – The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

Warrants – As of September 30, 2023 and December 31, 2022, the Company has 14,375,000 and 11,125,000 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
September 30, 2023 – Assets
Investments held in Trust Account	$113,045,191	—	—
December 31, 2022 – Assets
Investments held in Trust Account	$294,395,846	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 23, 2021 (inception) through September 30, 2023.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than described below.

On October 10, 2023 and November 9, 2023, pursuant to the approval of the Extension Amendment Proposal, the Sponsor contributed $300,000, on each occasion, to the Trust Account to extend the termination date to December 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Power & Digital Infrastructure Acquisition II Corp. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on March 23, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is XPDI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “IPO”) was declared effective on December 9, 2021. On December 14, 2021, we consummated our IPO of 28,750,000 units, which included the exercise of the underwriters’ option to purchase an additional 3,750,000 units at the IPO price to cover over-allotments (the “Over-Allotment Units”), at $10.00 per unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $20.7 million, of which approximately $10.1 million was a deferred discount, which was subsequently reduced to approximately $6 million following the resignation of BofA Securities, Inc. (“BofA”) as an underwriter as described below.

Simultaneously with the closing of our IPO, we completed the private placement (the “Private Placement”) of 11,125,000 private placement warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to our Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., an unrelated party (the “Anchor Investors”), generating proceeds of approximately $11.1 million.

Upon the closing of the IPO and the Private Placement on December 14, 2021, approximately $290.4 million ($10.10 per unit) of the net proceeds of the sale of the units in the IPO, including proceeds from the sale of the Over-Allotment Units and certain of the proceeds from the sale of the Private Placement Warrants, were deposited into a segregated trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and approximately $1.7 million of such net proceeds were deposited in our operating account to pay expenses in connection with the closing of the IPO and for working capital following the IPO. The proceeds held in the Trust Account have been invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

On May 15, 2023, the Company filed a definitive proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with the special meeting in lieu of annual meeting of the Company’s stockholders (the “Extension Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from June 14, 2023 (the “Current Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

At the Extension Special Meeting on June 9, 2023, the Company’s stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132 (the “June Redemptions”). After the satisfaction of the June Redemptions, the balance in the Trust Account as of September 30, 2023 was approximately $113,045,191. Upon completion of the June Redemptions, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

In connection with the approval of the Extension Amendment Proposal, the Company or the Sponsor will deposit, beginning on June 15, 2023, and thereafter on the 10th day of each month (or if such 10th day is not a business day, on the business day immediately preceding such 10th day), additional funds into the Trust Account in an amount equal to the lesser of (i) $0.03 multiplied by the number of shares of Class A common stock of the Company then outstanding and not redeemed in connection with the Extension Special Meeting and (ii) $300,000. As a result, $300,000 was deposited in the Trust Account by the Company on June 15, 2023, July 10, 2023 and August 10, 2023. On September 11, 2023, October 10, 2023 and November 9, 2023, $300,000 was deposited in the Trust Account by the Sponsor.

Liquidity, Capital Resources and Going Concern

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase our Class B common stock (the “Founder Shares”), the related party loan under a promissory note of approximately $115,000 from, our Sponsor, which was repaid in full on December 17, 2021, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of September 30, 2023, there were no amounts outstanding under any working capital loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of these actions and related sanctions on the world economy are not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception up to September 30, 2023 has been related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of approximately $48,000, which consisted of approximately $1.5 million of income from investments held in the Trust Account, offset by approximately $1.1 million in operating expenses and approximately $0.3 million in income tax expenses. Operating expenses were comprised of approximately $1 million of general and administrative expenses, $60,000 of general and administrative expenses - related party, and $50,000 of franchise tax expenses.

For the nine months ended September 30, 2023, we had a net income of approximately $1.2 million, which consisted of approximately $7.7 million of income from investments held in the Trust Account and reversal of transaction costs incurred in connection with IPO of approximately $0.2 million, offset by approximately $5.3 million in operating expenses and approximately $1.4 million in income tax expenses. Operating expenses were comprised of approximately $5.0 million of general and administrative expenses, $180,000 of general and administrative expenses - related party, and $150,000 of franchise tax expenses.

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

Underwriting Agreement

BofA and Barclays Capital Inc. (“Barclays”), the underwriters in our IPO, were entitled to an underwriting discount of $0.20 per unit on all units sold in the IPO, except for the units purchased by the Anchor Investors, or approximately $5.3 million in the aggregate, paid upon the closing of the IPO.

BofA and Barclays were also entitled to an additional fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

On June 20, 2023, BofA formally notified the Company in writing that it had resigned and withdrew from its role in the Business Combination and thereby, for no additional consideration, waived its entitlement to its portion of the Deferred Discount despite having already completed the services and obligations that would entitle BofA to payment under the terms of the underwriting agreement. As a result, the reduction in deferred fees was allocated on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fees allocation to the liability-classified instruments in the IPO. Therefore, the deferred underwriting fee was reduced by $4,025,000, of which $205,275 is reflected in the condensed consolidated statement of operations as other income and $3,819,725 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the waiver, the outstanding deferred underwriting fee payable was reduced to approximately $6.0 million.

Administrative Support Services

Commencing on December 9, 2021, we have agreed to pay affiliates of our Sponsor a total of $20,000 per month for office space and administrative support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. In connection with our initial Business Combination, we will make a cash payment in an aggregate amount of up to $3,000,000 to affiliates of our Sponsor or Anchor Investors for any financial advisory, placement agency or other similar investment banking or consulting services that affiliates of our Sponsor or Anchor Investors have provided and may continue to provide to us in connection with our initial Business Combination, and may reimburse to affiliates of our Sponsor or Anchor Investors for any out-of-pocket expenses incurred by it in connection with the performance of such services.

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

As part of the Business Combination, equity holders of Montana will receive aggregate consideration of approximately $421.9 million (subject to adjustment as described in the Merger Agreement), payable (i) in the case of Class B and holders of Class C common units of Montana, in the form of newly issued shares of Class A common stock, par value $0.0001 per share, of the Combined Company (“Combined Company Class A common stock”), with a $10.00 value ascribed to each such share and which will entitle the holder thereof to one vote per share on all matters submitted to a vote of the holders of common stock, whether voting separately as a class or otherwise, (ii) in the case of holders of Class A common units of Montana, in the form of newly issued shares of Class B common stock, par value $0.0001 per share, of the Combined Company (“Combined Company Class B common stock”) with a $10.00 value ascribed to each such share and which will entitle the holder thereof to a number of votes per share such that the equity holders of Montana as of immediately prior to the Closing will, immediately following the Closing, collectively own shares representing at least 80% of the voting power of all classes of capital stock of the Combined Company entitled to vote on matters submitted to a vote of the stockholders of the Combined Company and (iii) in the case of Montana’s option holders and warrant holders, in the form of options and warrants of the Combined Company, respectively, having substantially similar terms to the applicable options and warrants of Montana.

Montana’s equity holders (other than warrant holders) will also have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) in the form of shares of Combined Company Class A common stock with a $10.00 value ascribed to each share (the “Earnout Shares”), only upon full completion of construction and operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Montana’s key components or assemblies based solely on demand from bona fide customer commitments evidenced by binding contracts (or in the discretion of a majority of the independent members of the board of directors of the Combined Company, a non-binding letter of intent or indication of interest or similar writing that is substantially likely to become a binding contract) with a known price or pricing formula that exceeds a level of production capacity that is expected to generate Annualized EBITDA of more than $150,000,000 (the “Threshold Annualized EBITDA”), which shall be determined by a majority of the independent members of the board of directors of the Combined Company in its sole discretion, equal to (i) the ratio of (x) (1) the Annualized EBITDA that is expected from such new production capacity (the “Expected Annualized EBITDA”) less (2) (A) the Threshold Annualized EBITDA plus (B) all previously Expected Annualized EBITDA amounts associated with previous new production capacities for which previous earnouts were achieved, divided by (y) $150,000,000 multiplied by (ii) $200,000,000, provided that the aggregate Expected Annualized EBITDA may not exceed $300,000,000.

The maximum value of the Earnout Shares will be capped at $200 million and the ability to receive Earnout Shares will expire on the fifth anniversary of the Closing. A majority of the independent members of the board of directors of the Combined Company then serving will have sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Montana equity holders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Montana equity holder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Combined Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Combined Company Board.

As of the date of the Merger Agreement, 100.0% of the total outstanding Class A common units of Montana and 72.7% of the total outstanding Class B common units of Montana (or an aggregate of approximately 76.6% of the total outstanding Class A common units and Class B common units of Montana in the aggregate) were held by unitholders that are expected to continue as directors, officers or employees of the Combined Company. The retention of certain holders of options of Montana who will continue as directors, officers or employees of the Combined Company (whose responsibilities are expected to include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Montana does not believe that such targets are achievable absent the continued involvement of such persons. The Combined Company is expected to provide competitive compensation, benefits and equity awards (pursuant to the terms of the Montana Technologies Corporation 2023 Incentive Award Plan) to these individuals following the Merger in order to incentivize these individuals to continue to provide services to the Combined Company.

The Proposed Transactions are expected to close in the fourth quarter of 2023, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement and pursuant to the terms of the Sponsor Support Agreement (the “Sponsor Support Agreement”) entered into among the Sponsor, the Company, Montana and other holders of the Company’s Class B common stock, $0.0001 par value per share (the “Class B common stock”), the Sponsor and the other holders of Class B common stock agreed to, among other things, (i) vote any Class A common stock, $0.0001 par value per share (the “Class A common stock”), of the Company or Class B common stock (collectively, the “Sponsor Securities”), held of record or thereafter acquired in favor of the proposals presented by the Company at a special meeting to approve the Proposed Transactions, (ii) be bound by certain other covenants and agreements related to the Proposed Transactions, (iii) be bound by certain transfer restrictions with respect to the Sponsor Securities and (iv) waive certain antidilution protections with respect to the Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. In addition, pursuant to the terms of the Sponsor Support Agreement, the Sponsor has agreed to waive its redemption rights with respect to any Sponsor Securities in connection with the completion of a Business Combination (which waiver was provided in connection with the IPO and without any separate consideration paid in connection with providing such waiver), has agreed not to transfer any Public Shares and Founder Shares held by it during the time prior to (i) Closing or (ii) the termination of the Merger Agreement, has agreed to waive anti-dilution protections and has agreed to subject certain of the shares of Combined Company Class A common stock held by Sponsor following the conversion of the Founder Shares as of the Closing to certain vesting provisions. Specifically, the Sponsor Support Agreement provides that as of immediately prior to (but subject to) the Closing, 1,380,736 shares of Combined Company Class A common stock held by the Sponsor following the conversion of the Founder Shares as of the Closing (the “Subject Vesting Shares”) will be subject to an earnout, with the Subject Vesting Shares vesting during the period beginning on the date of Closing and ending five (5) years following the date of Closing (i) simultaneously with the Earnout Payments made to the Montana equity holders in a proportionate amount to the payment achieved in relation to the maximum issuance of Earnout Shares of equity interests of $200 million (the “Performance Vesting Trigger”) and (ii) up to 50% of the Subject Vesting Shares (including any vested Subject Vesting Shares from the Performance Vesting Trigger) vesting on any day following the Closing when the closing price of a share of Combined Company Class A common stock on the Nasdaq (the “Closing Share Price”) equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) and all remaining Subject Vesting Shares vesting when the Closing Share Price equals or exceeds $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The Sponsor Support Agreement will terminate on the earlier of (i) the date the Business Combination becomes effective and (ii) the termination of the Merger Agreement in accordance with its terms.

Investment Agreement

On September 29, 2023, we entered into an Investment Agreement (the “Investment Agreement”) with Montana Technologies LLC (“Montana”), Contemporary Amperex Technology Co., Limited (“CATL”), CATL US Inc., an affiliate of CATL (“CATL US”) and Contemporary Amperex Technology USA Inc. an affiliate of CATL (“CATL USA,” and, together with CATL US and CATL, the “CATL Parties”), pursuant to which the CATL Parties agreed, among other things, that they will not, directly or indirectly, (i) acquire any additional units of the Company following the consummation of its proposed business combination with Montana (the “Business Combination,” and such surviving company, the “Post-Combination Company”), (ii) seek election to, or to place a representative on, Montana’s board of managers or the board of directors of the Post-Combination Company, or (iii) acquire any securities of the Post-Combination Company if, following such acquisition, the CATL Parties and their affiliates would hold, in the aggregate, an interest in the Post-Combination Company of greater than 9.8% on either an economic or voting basis (the “CATL Ownership Limit”). In the event the CATL Parties and their affiliates exceed the CATL Ownership Limit, the CATL Parties have agreed, following written notice from the Post-Combination Company, to divest within five business days such number of Post-Combination Company securities as shall be necessary to cause the CATL Ownership Limit not to be exceeded. In addition, at any time the CATL Ownership Limit is exceeded, the CATL Parties have agreed to vote any voting power they hold in excess of 9.8% in accordance with the recommendation of the board of directors of the Post-Combination Company.

The CATL Parties agreed that they will not, and will cause their affiliates not to, access, obtain, or seek to access or obtain Montana or the Post-Combination Company’s trade secrets, know-how, or other confidential, proprietary, or competitively sensitive information (excluding any such information that Montana is obligated to provide to CATL US, CAMT, or CAMT’s subsidiaries pursuant to that certain Amended and Restated Joint Venture Agreement for CAMT, dated as of September 29, 2023, by and among Montana, CAMT Climate Solutions, Ltd. (“CAMT”) and CATL US), including by reverse engineering, or seeking to reverse engineer, any of Montana’s products.

Montana has agreed to use its reasonable best efforts to assist CATL USA in selling, prior to the consummation of the Business Combination, units of Montana representing at least 2% of Montana’s issued and outstanding units at a price per unit that is not materially lower than the price per unit implied by the valuation of Montana in connection with the Business Combination. In so assisting CATL USA, Montana is not obligated to incur any expenses or grant any concessions, nor is it obligated to prioritize any sale by CATL USA over its own capital raising or financing activities.

The Investment Agreement contains customary representations and warranties and may be terminated only with the written consent of the parties thereto.

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

The calculation of diluted net (loss) income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to accounting for accrued general and administrative expenses as well as the Company’s tax provision. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses and income tax expense in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form S-4, filed by the Company on August 9, 2023. The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.

Item 1A. Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing, other than as disclosed below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing military conflicts are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these military actions and resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally and the COVID-19 pandemic, including new variant strains of the underlying virus, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the invasion of Ukraine by Russia and the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We have a material weakness in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of September 30, 2023 relating to the accounting for accrued general and administrative expenses and the Company’s tax provision. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Investment Agreement, dated as of September 29, 2023, by and among Montana Technologies LLC, Power & Digital Infrastructure Acquisition II Corp., Contemporary Amperex Technology Co., Limited, CATL US INC. and Contemporary Amperex Technology USA Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4/A (Registration No. 333-273821), filed with the SEC on October 2, 2023).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2023	POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP

	By:	/s/ Patrick C. Eilers
Patrick C. Eilers
Chief Executive Officer and Director