Form 10-K
period 2023-12-31
Power & Digital Infrastructure Acquisition II Corp.
filed 2024-03-11
CIK 1855474

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                to

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-41151	86-2962208
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

321 North Clark Street, Suite 2440
Chicago, IL 60654

(312) 262-5642

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	XPDBU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	XPDB	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	XPDBW	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2023, as reported on the NASDAQ Stock Market LLC (“Nasdaq”) was approximately $110,325,051 (based on the closing sales price of the Class A common stock on June 30, 2023 of $10.40).

As of March 11, 2024, there were 10,608,178 shares of Class A common stock, $0.0001 par value per share, and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company, which was adopted in connection with the closing of our initial public offering;

●	“anchor investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including, but not limited to, a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“IPO” are to the initial public offering of the company completed on December 14, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering and include our sponsor and independent directors;

●	“management” or our “management team” are to our executive officers and directors, and “directors” are to our current directors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“private placement warrants” are to the warrants of the company to purchase one share of common stock, which warrants were initially purchased by the sponsor and the anchor investors in a private placement that closed simultaneously with the IPO and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the publicly traded warrants of the company to purchase one share of common stock issued as part of each unit in our initial public offering and which began trading separately on January 31, 2022;

●	“sponsor” are to XPDI Sponsor II LLC, a Delaware limited liability company formed by individuals affiliated with TEP and XMS. References to the experience of our sponsor include the experience of TEP, XMS and their respective affiliated investment professionals;

●	“TEP” are to Transition Equity Partners, LLC, a private equity fund focused on renewable and transition energy infrastructure in North America;

●	“trust account” are to the trust account set up following our initial public offering with Continental Stock Transfer & Trust Company acting as trustee;

●	“unit” are to our units issued in our initial public offering, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant;

●	“warrants” are to the private placement warrants, public warrants and any warrants we issue to our sponsor upon conversion of loans;

●	“we,” “us,” “our,” “company” or “our company” are to Power & Digital Acquisition II Corp., a Delaware corporation; and

●	“XMS” are to XMS XPDI Sponsor Holdings II LLC, an entity owned by professionals of XMS Capital Partners, LLC, a global independent financial services firm, primarily providing strategic and financial advisory services.

●	“XMS Capital” are to XMS Capital Partners, LLC, an entity experienced in providing strategic and financial advisory services, inducing advising clients on mergers and acquisitions, capital structure, financings, takeover and activist preparation, and restructurings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the invasion of Ukraine by Russia and resulting sanctions, ongoing conflict in the Middle East and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such initial business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and depending on the number of stockholders who vote, our sponsor, officers and directors may have almost enough votes to approve our initial business combination based on the shares held by them.

●	Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek stockholder approval of such initial business combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.

●	The requirement that we complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.80 per public share, based on the balance of the trust account as of December 29, 2023, and our warrants will expire worthless.

v

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by conflict between Ukraine and Russia, ongoing conflict in the Middle East and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.80 per public share, based on the balance of the trust account as of December 29, 2023, on the liquidation of the trust account, and our warrants will expire worthless.

●	If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

●	If we have not completed our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), our public stockholders may be forced to wait beyond such prescribed time period before redemption from the trust account.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by our public stockholders may be less than the $10.10 per share initially deposited in the trust account.

●	We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

On May 15, 2023, we filed a definitive proxy statement for the solicitation of proxies in connection with that certain special meeting in lieu of annual meeting of stockholders of the company held on June 9, 2023 (the “Extension Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the company must consummate an initial business combination from June 14, 2023 to December 14, 2023, and to allow the company, without another stockholder vote, by resolution of the company’s board of directors (the “Board”) to elect to further extend such date in one-month increments up to three additional times until March 14, 2024, unless the closing of a an initial business combination shall have occurred prior thereto, or such earlier date as determined by the Board to be in the best interests of the company (such proposal, the “Extension Amendment Proposal”), and the amendment of the company’s amended and restated certificate of incorporation to remove the limitation that the company may not redeem public shares to the extent that such redemption would result in the company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act (or any successor rule)) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

At the Extension Special Meeting on June 9, 2023, the company’s stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the stockholders’ vote at the Extension Special Meeting, the stockholders elected to redeem 18,141,822 shares of XPDB Class A Common Stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132 (the “June Redemptions”). After the satisfaction of the June Redemptions, the balance in the trust account as of December 31, 2023 was approximately $114,641,527. Upon completion of the June Redemptions, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remained issued and outstanding.

In connection with the approval of the Extension Amendment Proposal, the company deposited $300,000 in the trust account on June 15, 2023, July 10, 2023 and August 10, 2023 and the sponsor deposited $300,000 in the trust account on September 8, 2023, October 10, 2023, and November 9, 2023.On December 12, 2023, the Board approved an extension of the date by which the company must consummate an initial business combination from December 14, 2023 to January 14, 2024.

On January 10, 2024, the Board approved an extension of the date by which the company must consummate an initial business combination from January 14, 2024 to February 14, 2024.

On February 8, 2024, the Board approved an extension of the date by which the company must consummate an initial business combination from February 14, 2024 to March 14, 2024.

On February 20, 2024, we filed a definitive proxy statement for the solicitation of proxies in connection with a special meeting of stockholders of the company to consider and vote on, among other proposals, the extension of the date by which the company must consummate an initial business combination from March 14, 2024 to April 14, 2024, and to allow the company, without another stockholder vote, by resolution of the Board, to elect to further extend such date in one-month increments up to three additional times until July 14, 2024 (the “2024 Extension”), unless the closing of a an initial business combination shall have occurred prior thereto, or such earlier date as determined by the Board to be in the best interests of the company.

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

Business Strategy

Our business strategy is to identify and complete an initial business combination that creates substantial long-term value for our stockholders. We will seek North American targets operating as leaders in the power and digital infrastructure areas and adjacent industries to capitalize on co-optimization opportunities, where they exist. We believe the network of proprietary and relationship-based opportunities of the management, combined with its rigorous underwriting and risk management acumen, and macroeconomic and financial insight, will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination. In addition to our network and expertise, we plan to leverage XMS’ world class execution with expertise navigating all potential process dynamics and nuances, to extend our access to opportunities. We will seek to:

●	Bridge the gap between renewable energy and storage assets with high-density energy consumers in the digital infrastructure industry with a co-optimization strategy, where it’s present and actionable;

●	Optimize renewable energy resource integration into the transmission and distribution grid using power technology, equipment and services;

●	Utilize more sustainable power to satisfy the energy demands of the ever-increasing data center and blockchain digital infrastructure industries;

●	Provide a public currency to facilitate rapid growth through acquisition as the electrical grid transitions in these high-growth renewable energy supply and digital infrastructure demand markets;

●	Leverage the management team’s and Board’s deep expertise and deal flow across both the power and digital infrastructure industries which will provide a large opportunity set for XPDI II to pursue both as the initial target for the SPAC, as well as for follow-on acquisitions; and

●	Capitalize on TEP’s long-standing relationships across the energy & power industry to facilitate proprietary and relationship-based opportunities for sourcing and improving investments.

Our company is supported by a full management team with deep expertise and deal flow across both the intermittent renewable and dispatchable power and digital infrastructure industries. Our operations are overseen by an experienced Board of Directors with deep knowledge developed through extensive M&A, financing transactions, and entrepreneurial ventures. Our management team brings extensive knowledge and a developed network.

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

Initial Business Combination

In accordance with the rules of the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable by us on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we are not permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations. We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Certain of our directors and officers have invested, directly or indirectly, in Montana Technologies LLC (“Montana Technologies”).

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

Financial Position

With funds available for a business combination from our IPO and the sale of the private placement warrants, after the satisfaction of the June Redemptions, the balance in the trust account as of December 31, 2023 was approximately $114,641,527. After payment of approximately $6 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

Our entire activity since inception up to December 31, 2023 has been related to our formation, preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our IPO, the private placements of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Evaluation of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable by us on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company (as defined below) will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2023 was approximately $10.80 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors, each other member of our management team and the anchor investors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension).

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted by the stockholders at a stockholders meeting to approve the initial business combination, unless applicable law, our corporate governing documents or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders and the anchor investors will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor, directors and each member of our management team have agreed to vote their founder shares and any public shares purchased during or after our IPO, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 1,710,340, or 16.1%, of the 10,608,178 public shares remaining after the June Redemptions to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Also, as a result of the founder shares and private placement warrants that our anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors, each other member of our management team and the anchor investors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension).

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

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension).

Redemption of Public Shares and Liquidation if no Initial Business Combination

We will have until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) to complete an initial business combination. If the 2024 Extension is approved, our public stockholders will not be entitled to vote on, or redeem their shares in connection with, any additional one-month extension approved by the Board in its sole discretion. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to complete an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we have not completed an initial business combination within the time period set forth above or such later date as approved by our stockholders or the Board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension). We expect the pro rata redemption price to be approximately $10.80 per share of common stock based on the balance of the trust account as of December 29, 2023. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Our sponsor, directors and each other member of our management team have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension). However, if our sponsor, director or other members of our management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $59,000 of proceeds held outside the trust account as of December 31, 2023 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. If we were to expend all of the funds in the trust account as of December 29, 2023, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.80. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.80. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. One of the underwriters of our IPO waived such claims to the monies held in the trust account. The other underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share, and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share, , due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.7 million from the proceeds of our IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share, or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return the $10.10 per public share initially held in the trust account, to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders.

Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of the company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Class A common stock if the company has not consummated an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) or (B) with respect to any other provisions of the amended and restated certificate of incorporation relating to stockholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial stockholders (including our sponsor) own, on an as-converted basis, 20% of our outstanding shares of common stock immediately following the completion of our IPO Our initial stockholders, directors and members of our management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, directors and each member of our management team have agreed to vote their founder shares and any shares purchased during or after the offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 1,710,340, or 16.1%, of the 10,608,178 public shares remaining after the June Redemptions to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

In connection with the Extension, stockholders holding 18,141,822 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $188,132,132 (approximately $10.37 per share) was removed from the trust account to pay such redeeming holders.

At the time we entered into an agreement for our initial business combination, we did not know how many stockholders may exercise their redemption rights, and therefore structured the transaction based on our expectations as to the number of shares that will be submitted for redemption. If we are required to use a portion of the cash in the trust account to satisfy the minimum Aggregate Transaction Proceeds (as defined in the Merger Agreement) under the Merger Agreement, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

The requirement that we complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.80 per public share (as of December 29, 2023), or less than such amount in certain circumstances, and our warrants will expire worthless.

We will have until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) to complete an initial business combination. We may not be able to find a suitable target business and complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such applicable time period or such later date as approved by our stockholders or the Board, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of the company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Class A common stock if the company has not consummated an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) or (B) with respect to any other provisions of the amended and restated certificate of incorporation relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), subject to applicable law and as further described herein. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of public warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

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

Because of our limited resources, the number of special purpose acquisition companies evaluating targets and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate until March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.80 per public share based on the balance of the trust account as of December 29, 2023, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than the $10.10 per public share initially deposited in the trust account, upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share initially deposited in the trust account,” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.80 per public share based on the balance of the trust account as of December 29, 2023, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than the $10.10 per public share initially deposited in the trust account, on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per public share initially deposited in the trust account,” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per public share initially deposited in the trust account.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share, and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share, and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our sponsor assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per public share.

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

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

However, it is our intention to redeem our public shares as soon as reasonably possible following March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view. Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Past performance by our sponsor and its affiliates, Power& Digital Infrastructure Acquisition Corp. (“XPDI I”), XMS, TEP or our management team, including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

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

We have a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2023 relating to the accounting for accrued general and administrative expenses and the Company’s tax provision.

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

As of December 31, 2023, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our public warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) or with respect to any other provisions relating to the rights of holders of Class A common stock. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our IPO, we would register, or seek an exemption from registration for, the affected securities. In connection with the Extension, stockholders holding 18,141,822 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $188,132,132 (approximately $10.37 per share) was removed from the trust account to pay such redeeming holders. Additionally, we filed a definitive proxy statement for the solicitation of proxies in connection with a special meeting of stockholders of the company to consider and vote on, among other proposals, the extension of the date by which the company must consummate an initial business combination from March 14, 2024 to April 14, 2024, and to allow the company, without another stockholder vote, by resolution of the Board, to elect to further extend such date in one-month increments up to three additional times until July 14, 2024, unless the closing of an initial business combination shall have occurred prior thereto, or such earlier date as determined by the Board to be in the best interests of the company. We cannot assure you that we will not seek to amend our charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of our stockholders. In those companies, amendment of these provisions typically requires approval by 90% of our stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as converted basis, 40% of our Class A common stock from the closing of our IPO, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.80 per public share based on the balance of the trust account as of December 29, 2023, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders and the anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of our IPO, our initial stockholders (including our sponsor) owned, on an as-converted basis, 40% of our issued and outstanding Class A common stock. There was no underwriting discount or commission paid on any units the anchor investors purchased in our IPO. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. In addition, our Board, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the Board will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the Board for any reason. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate three individuals for election to our Board, as long as our sponsor holds any securities covered by the registration and stockholder rights agreement.

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

In connection with the Extension, stockholders holding 18,141,822 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $188,132,132 (approximately $10.37 per share) was removed from the trust account to pay such redeeming holders. After the satisfaction of the June Redemptions, the balance in the trust account as of December 31, 2023 was approximately $114,641,527, which is available to complete our business combination and pay related fees and expenses. If we receive stockholder approval for and implement the 2024 Extension, stockholders would have the right to redeem their public shares, which will further reduce the funds in the trust account available to consummate an initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally, and the status of debt and equity markets.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the invasion of Ukraine by Russia and the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), our public stockholders may be forced to wait beyond March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) before redemption from our Trust Account.

If we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Holders of our Class A common stock will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of our directors. Holders of our public shares will not be entitled to vote on the appointment of our directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the Board for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

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

Risks Relating to Our Securities

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate. To avoid that result, on December 14, 2023, we liquidated the securities held in the trust account and instead hold all funds in a segregated, interest-bearing bank demand deposit account. Such deposit account carries a variable interest rate, and we cannot assure you that the initial rate will not decrease or increase significantly. As a result, we will likely receive reduced interest income, on the funds held in the trust account, which would reduce the dollar amount that XPDB Public Stockholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances surrounding SPACs, for example, XPDB potentially being subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering, but does not consummate its initial business combination within 24 months after such date. It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon efforts to consummate an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

Initially, the funds in the trust account were, since our IPO, held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 14, 2023, we instructed the trustee with respect to the trust account to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to maintain all funds in the trust account in a segregated, interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial business combination or liquidation. Interest on such demand deposit account is currently expected to yield approximately 4.5% per annum, but such demand deposit account carries a variable rate and we cannot assure investors that such rate will not decrease or increase significantly. As a result, we are receiving and will likely receive reduced interest income on the funds held in the trust account, which would reduce the dollar amount stockholders would receive upon any redemption or liquidation.

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

On January 24, 2024, the SEC adopted new rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of our Class A common stock, par value $0.0001 per share, 50,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 489,391,282 and 42,812,500 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock, if any. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our amended and restated certificate of incorporation. There are currently no shares of preferred stock issued and outstanding.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provision. Alternatively, if a court were to find this provision of our public warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

We issued public warrants to purchase 14,375,000 shares of our Class A common stock as part of the units offered in our IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 11,125,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share. Our sponsor currently owns an aggregate of 7,097,500 founder shares and our independent directors own 90,000 founder shares. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a classified board of directors, the ability of the Board to designate the terms of and issue new series of preferred stock, advance notice provisions for any stockholder proposals or director nominations, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which have been issued to our sponsor, are entitled to vote on the appointment of our directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

After the completion of our IPO, only holders of our founder shares have the right to vote on the appointment of our directors. As a result, the Nasdaq may consider us to be a ‘controlled company’ within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board of directors that includes a majority of ‘independent directors,’ as defined under the rules of the Nasdaq;

●	we have a compensation committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information and Holders

Our units, shares of Class A common stock and warrants are each traded on Nasdaq under the symbols “XPDBU”, “XPDB” and “XPDBW” respectively. Our units commenced public trading on December 10, 2021. Our shares of Class A common stock and warrants began separately trading on January 31, 2022.

On December 31, 2023, there was one holder of record of our Units, four holders of record of our common stock and one holder of record of our public warrants. We believe a substantially greater number of beneficial owners hold shares of Class A common stock or public warrants through brokers, banks or other nominees.

Dividends

The company has not paid dividends on its common stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

Item 6. [Reserved.]

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

Upon the closing of the IPO and the Private Placement on December 14, 2021, approximately $290.4 million ($10.10 per unit) of the net proceeds of the sale of the units in the IPO, including proceeds from the sale of the Over-Allotment Units and certain of the proceeds from the sale of the Private Placement Warrants, were deposited into a segregated Trust Account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and approximately $1.7 million of such net proceeds were deposited in our operating account to pay expenses in connection with the closing of the IPO and for working capital following the IPO. The proceeds held in the Trust Account have been (i) held in an interest-bearing bank demand deposit account or (ii) invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

On May 15, 2023, we filed a definitive proxy statement for the solicitation of proxies in connection with the special meeting in lieu of annual meeting of the Company’s stockholders (the “Extension Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from June 14, 2023 (the “Initial Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s Board to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Initial Outside Date, until March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by our Board to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

On June 5, 2023, the Company entered into the Merger Agreement, and on February 5, 2024, the Company entered into that certain First Amendment to the Merger Agreement (the “Amendment”), see “Contractual Obligations—Merger Agreement” below.

At the Extension Special Meeting on June 9, 2023, the Company’s stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the stockholders’ vote at the Extension Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132 (the “June Redemptions”). After the satisfaction of the June Redemptions, the balance in the Trust Account as of December 31, 2023 was approximately $114,641,527. Upon completion of the June Redemptions, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

In connection with the approval of the Extension Amendment Proposal, the company deposited $300,000 in the Trust Account on June 15, 2023, July 10, 2023 and August 10, 2023 and the sponsor deposited $300,000 in the Trust Account on September 8, 2023, October 10, 2023, and November 9, 2023.

On December 12, 2023, the Board approved an extension of the date by which the Company must consummate an initial business combination from December 14, 2023 to January 14, 2024.

On January 10, 2024, the Board approved an extension of the date by which the Company must consummate an initial business combination from January 14, 2024 to February 14, 2024.

On February 8, 2024, the Board approved an extension of the date by which the Company must consummate an initial business combination from February 14, 2024 to March 14, 2024.

On February 20, 2024, we filed a definitive proxy statement for the solicitation of proxies in connection with a special meeting of stockholders of the Company to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from March 14, 2024 to April 14, 2024, and to allow the Company, without another stockholder vote, by resolution of the Board, to elect to further extend such date in one-month increments up to three additional times until July 14, 2024 (the “2024 Extension”), unless the closing of a an initial business combination shall have occurred prior thereto, or such earlier date as determined by the Board to be in the best interests of the Company.

Liquidity, Capital Resources and Going Concern

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase our Class B common stock (the “Founder Shares”), the related party loan under a promissory note of approximately $115,000 from, our Sponsor, which was repaid in full on December 17, 2021, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of December 31, 2023, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 14, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date, as it may be extended. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable and meeting conditions to closing the Business Combination. See Note 10 – Subsequent Events, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Results of Operations

Our entire activity since inception up to December 31, 2023 has been related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of approximately $1.2 million, which consisted of approximately $9.1 million of income from investments held in the Trust Account, and reversal of transaction costs incurred in connection with IPO of approximately $0.2 million, offset by approximately $6.3 million in operating expenses and approximately $1.8 million in income tax expenses. Operating expenses were comprised of approximately $5.9 million of general and administrative expenses, $240,000 of general and administrative expenses - related party, and $200,000 of franchise tax expenses.

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

On June 20, 2023, BofA formally notified the Company in writing that it had resigned and withdrew from its role in the Business Combination and thereby, for no additional consideration, waived its entitlement to its portion of the Deferred Discount despite having already completed the services and obligations that would entitle BofA to payment under the terms of the underwriting agreement. As a result, the reduction in deferred fees was allocated on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fees allocation to the liability-classified instruments in the IPO. Therefore, the deferred underwriting fee was reduced by $4,025,000, of which $205,275 is reflected in the consolidated statement of operations as other income and $3,819,725 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the waiver, and pursuant to that agreement dated June 4, 2023 among Barclays Capital Inc., the Company and XPDI Sponsor II LLC, the outstanding deferred underwriting fee payable upon closing of the Business Combination was reduced to approximately $6.0 million.

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

On February 5, 2024, the Company, Merger Sub, and Montana entered into the Amendment to the Merger Agreement, amending the Merger Agreement to, among other things, (i) amend the definition of Aggregate Transaction Proceeds and (ii) reduce the Aggregate Transaction Proceeds condition from $85 million to $50 million.

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

Investment Agreement

On September 29, 2023, we entered into an Investment Agreement (the “Investment Agreement”) with Montana, Contemporary Amperex Technology Co., Limited (“CATL”), CATL US Inc., an affiliate of CATL (“CATL US”) and Contemporary Amperex Technology USA Inc. an affiliate of CATL (“CATL USA,” and, together with CATL US and CATL, the “CATL Parties”), pursuant to which the CATL Parties agreed, among other things, that they will not, directly or indirectly, (i) acquire any additional units of the Combined Company, (ii) seek election to, or to place a representative on, Montana’s board of managers or the board of directors of the Combined Company, or (iii) acquire any securities of the Combined Company if, following such acquisition, the CATL Parties and their affiliates would hold, in the aggregate, an interest in the Combined Company of greater than 9.8% on either an economic or voting basis (the “CATL Ownership Limit”). In the event the CATL Parties and their affiliates exceed the CATL Ownership Limit, the CATL Parties have agreed, following written notice from the Combined Company, to divest within five business days such number of Combined Company securities as shall be necessary to cause the CATL Ownership Limit not to be exceeded. In addition, at any time the CATL Ownership Limit is exceeded, the CATL Parties have agreed to vote any voting power they hold in excess of 9.8% in accordance with the recommendation of the board of directors of the Combined Company.

The CATL Parties agreed that they will not, and will cause their affiliates not to, access, obtain, or seek to access or obtain Montana or the Combined Company’s trade secrets, know-how, or other confidential, proprietary, or competitively sensitive information (excluding any such information that Montana is obligated to provide to CATL US, CAMT, or CAMT’s subsidiaries pursuant to that certain Amended and Restated Joint Venture Agreement for CAMT, dated as of September 29, 2023, by and among Montana, CAMT Climate Solutions, Ltd. (“CAMT”) and CATL US), including by reverse engineering, or seeking to reverse engineer, any of Montana’s products.

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

Carrier Letter Agreement

On January 7, 2024, we entered into a letter agreement with Montana and Carrier Corporation, an affiliate of Carrier Global Corporation (NYSE: CARR), a global leader in intelligent climate and energy solutions (collectively with its affiliates, “Carrier”), pursuant to which Carrier, Montana and the Company agreed, among other things, to provide Carrier the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors of the Combined Company for so long as Carrier satisfies certain investment conditions, following the business combination between the Company and Montana.

Other Agreements

On November 12, 2023, we entered into an arrangement pursuant to which, under certain circumstances, up to 2% of the proceeds of the capital raised in transactions arranged by certain third parties from investors located in certain limited jurisdictions may be paid to such third parties. On December 14, 2023, Montana agreed to reimburse, and did reimburse, the Company 50% of certain expenses incurred by third parties and paid by the Company in connection with this arrangement.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note 2 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The Public Warrants and the Private Placement Warrants are not precluded from equity classification, based on the guidance in ASC 480 and ASC 815. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting relating to accounting issues for accrued general and administrative expenses as well as the preparation of the Company’s tax provision. Additionally, this material weakness could result in a misstatement of the carrying value of accounts payable or accrued expenses and the reported amount of general and administrative expenses and income tax expense in the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023, for the reasons described above.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Theodore J. Brombach	61	Chairman of the Board
Patrick C. Eilers	57	Chief Executive Officer and Director
James P. Nygaard, Jr.	49	Chief Financial Officer
Paul Dabbar	56	Director
Paul Gaynor	58	Director
Scott Widham	66	Director
John B. Sexton	28	Vice President
John P. McGarrity	62	General Counsel and Secretary

Theodore J. Brombach serves as Chairman of the Board. Mr. Brombach is a founding partner of XMS Capital and serves as the firm’s Co-Managing Partner and has served in such role since 2006. He is also the Chief Executive Officer of XA Investments LLC, an alternative asset management firm he co-founded in 2016. Mr. Brombach is the President and Chief Executive Officer and a Trustee of XAI Octagon Floating Rate & Alternative Income Term Trust (NYSE: XFLT), a closed end fund investing in alternative credit investments, and has served in such role since 2017. He has over 30 years of investment banking experience in Chicago, New York and London. Mr. Brombach served as the Chairman of XPDI I from December 2020 until the completion of its merger with Core Scientific in January 2022. Prior to founding XMS Capital, Mr. Brombach was a Managing Director and co-head of Midwest Investment Banking at Morgan Stanley, which he joined in 1990. At XMS Capital, he has led numerous mergers and acquisitions and capital raising transactions across a number of industry sectors. Mr. Brombach is a director of RiverWood Bank. Mr. Brombach earned a Bachelor of Arts from the University of Notre Dame and a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University.

Mr. Brombach’s qualifications to serve on our Board include his extensive executive, director and leadership experience, including over 30 years in investment banking experience.

Patrick C. Eilers serves as our Chief Executive Officer and is a member of the Board. Mr. Eilers is the founder and has served since 2019 as the Managing Partner of TEP, a private equity firm focused on the energy & power transition, in particular its impact on the electrical grid, with an expertise in (i) renewable energy, (ii) energy storage, technology, equipment & services, and (iii) transitional energy infrastructure. Mr. Eilers has over 20 years of investment experience focused on the energy & power transition. Mr. Eilers served as Chief Executive Officer and Director of XPDI I from December 2020 until the completion of its merger with Core Scientific in January 2022. Prior to founding TEP, Mr. Eilers was a Managing Director on the BlackRock Infrastructure Platform, where he also served as an Investment Committee member for BlackRock’s Global Renewable Power Fund, Global Energy & Power Infrastructure Fund, and chaired the Energy & Power Private Equity Fund. Prior to joining BlackRock in 2016, he also worked at Madison Dearborn Partners overseeing the firm’s energy, power, and chemicals practices for 10 years. Mr. Eilers earned a Bachelor of Science in Biology and Mechanical Engineering from the University of Notre Dame and a Master of Business Administration from the Kellogg School of Management at Northwestern University.

Mr. Eilers’ qualifications to serve on our Board include his extensive executive, director and leadership experience in private equity and investment banking, including extensive knowledge relating to the power generation, power infrastructure, transmission, and battery storage industries.

James P. Nygaard, Jr. serves as our Chief Financial Officer. Mr. Nygaard is a Managing Director of XMS Capital and is responsible for leading mergers and acquisitions execution activities at the firm. With 27 years of investment banking experience, he has completed several strategic transactions, financings, and corporate finance advisory assignments for a diverse range of clients across a variety of industry sectors. Mr. Nygaard served as Chief Financial Officer of XPDI I from December 2020 until the completion of its merger with Core Scientific in January 2022. Prior to joining XMS Capital at the end of 2007, Mr. Nygaard spent 12 years in the Investment Banking Division of Morgan Stanley where he assumed various roles within the corporate finance, mergers and acquisitions and administrative practices of the firm. While at Morgan Stanley, Mr. Nygaard led coverage and strategic execution efforts for a number of Midwest-based companies, including 3M, Anheuser-Busch, ConAgra Brands, Ford Motor Company, and General Mills.

Mr. Nygaard graduated summa cum laude from the University of Illinois at Urbana-Champaign with a Bachelor of Arts in Economics, where he was valedictorian of his department and received Bronze Tablet Honors, the university’s highest academic distinction.

Paul Dabbar serves on the Board. Mr. Dabbar is currently the President and Chief Executive Officer of Bohr Quantum Technology Corp, a quantum communications company, and has served as Chief Executive Officer since 2021. Mr. Dabbar has served on the board of directors of Dominion Energy, Inc. (NYSE: D) since November 2023 and served on the board of directors of XPDI I from February 2021 until the completion of its merger with Core Scientific in January 2022. Prior to Bohr Quantum, Mr. Dabbar served as Under Secretary for Science at the U.S. Department of Energy from 2017 to 2021, managing the operations of, and investing capital at the seventeen U.S. National Laboratories, conducting research and development in energy, technology and the sciences. Mr. Dabbar was previously a Managing Director in investment banking at J.P. Morgan Chase & Co., in energy and mergers & acquisitions from 1996 to 2017. Mr. Dabbar was also previously a nuclear submarine officer in the U.S. Navy. Mr. Dabbar earned a Bachelor of Science from the U.S. Naval Academy and an MBA from Columbia University.

Mr. Dabbar’s qualifications to serve on our Board include his extensive leadership experience in the communications and energy industry.

Paul Gaynor serves on the Board. Mr. Gaynor is currently the Chief Executive Officer of Longroad Energy, a renewable energy company. Mr. Gaynor served on the board of directors of XPDI I from February 2021 until the completion of its merger with Core Scientific in January 2022. Prior to co-founding Longroad Energy, Mr. Gaynor served as CEO of First Wind, which he founded in 2004. Mr. Gaynor has also held various roles within Singapore Power, PSG International, GE Capital, and GE Power Systems. Mr. Gaynor earned a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute and an MBA from University of Chicago.

Mr. Gaynor’s qualifications to serve on our Board include his extensive executive and leadership experience in the power generation and power infrastructure industries.

Scott Widham serves on the Board. Mr. Widham brings over 30 years of broad-based management and operations experience in the digital transformation and telecommunications industry. Mr. Widham is currently Chairman of Ezee Fiber, providing telecom services to government, enterprise, carrier and residences in Texas. Mr. Widham served on the board of directors of XPDI I from February 2021 until the completion of its merger with Core Scientific in January 2022. Previously, he served as President of Never fail from 2018 to 2019, CEO of Alpheus Communications from 2011 to 2017 and, prior to Alpheus, as CEO of Cobridge Communications, Broadwing Communications, and Capital Cable. Mr. Widham also served as EVP of Corecomm and was a Director at MTV Networks. Mr. Widham earned a B.B.A. from the University of Texas at Austin.

Mr. Widham’s qualifications to serve on our Board include his over 30 years of executive, financial and leadership experience in the telecommunications industry.

John B. Sexton serves on our management team as a Vice President. Mr. Sexton is a Vice President for TEP where he focuses on control, and growth equity investments in companies making North America’s power and energy systems increasingly sustainable and smart. Prior to joining TEP in 2021, Mr. Sexton served as an Associate with Marathon Capital’s investment banking division where he served since 2018, working across mergers and acquisitions transactions and tax equity financings in the renewables, carbon capture and energy services sectors. Mr. Sexton earned his Bachelor of Business Administration in Finance in 2018, while minoring in Sustainability at the University of Notre Dame.

John P. McGarrity serves on our management team as General Counsel and Secretary. Mr. McGarrity is managing director and chief administrative officer for XMS Capital and general counsel of XMS Holdings LLC. Mr. McGarrity has over 30 years of experience in legal and product development positions, primarily in the financial services industry. Prior to joining XMS, and its asset management affiliate XA Investments LLC, in 2016, Mr. McGarrity was managing director and general counsel of River Branch Holdings, a boutique international merchant bank that was acquired by Piper Jaffray. Mr. McGarrity is the former executive vice president and head of product development for Man Investments, Inc., the North American subsidiary of Man Group PLC. Previously, Mr. McGarrity served as a director on the capital markets desk at Bank One, N.A. Prior to that, he was the Associate General Counsel and Secretary of Unicom Corporation, which merged with PECO Energy Company to become Exelon Corporation. Mr. McGarrity began his career at Sidley Austin LLP, where he was a partner in its corporate and securities group. Mr. McGarrity earned his B.B.A., cum laude, in finance and philosophy at the University of Notre Dame. He earned his J.D., magna cum laude, at the University of Illinois College of Law, where he was an editor of the University of Illinois Law Review.

Number and Terms of Office of Officers and Directors

Our Board is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, consisting of Mr. Gaynor, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Dabbar and Mr. Widham, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Mr. Brombach and Mr. Eilers, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the Board may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the Board for any reason.

Pursuant to an agreement entered into concurrently with the IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate three individuals for election to our Board, as long as our sponsor holds any securities covered by the registration and stockholders rights agreement.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the Board, chief executive officer, president, chief financial officer, vice president, secretary, treasurer and such other offices as may be determined by the Board.

Director Independence

The Nasdaq listing standards require that a majority of our Board be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that Mr. Dabbar, Mr. Gaynor and Mr. Widham are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on December 9, 2021, we have agreed to reimburse affiliates of our sponsor for office space and administrative support services provided to us in the amount of $20,000 per month. Furthermore, in connection with our initial Business Combination, we will make a cash payment in an aggregate amount of up to $3,000,000 to affiliates of our Sponsor or Anchor Investors for any financial advisory, placement agency or other similar investment banking or consulting services that affiliates of our Sponsor or Anchor Investors have provided and may continue to provide to us in connection with our initial Business Combination, and may reimburse to affiliates of our Sponsor or Anchor Investors for any out-of-pocket expenses incurred by it in connection with the performance of such services. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Combined Company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the Combined Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board. Mr. Gaynor, Mr. Widham and Mr. Dabbar serve as members of our audit committee. Our Board has determined that each of Mr. Gaynor, Mr. Widham and Mr. Dabbar are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Gaynor serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Gaynor qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the Board. The members of our compensation committee are Mr. Gaynor, Mr. Widham, and Mr. Dabbar, and Mr. Widham serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our Board has determined that each of Mr. Gaynor, Mr. Widham, and Mr. Dabbar are independent.

We have adopted a compensation committee charter, which details the primary functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any), evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and setting our Chief Executive Officer’s compensation level (if any) based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our Board;

●	making recommendations to the Board with respect to incentive compensation programs and equity-based plans that are subject to Board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our Chief Executive Officer and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our Board. The members of our corporate governance and nominating committee are Mr. Gaynor, Mr. Widham, and Mr. Dabbar, and Mr. Dabbar serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our Board has determined that each of Mr. Gaynor, Mr. Widham, and Mr. Dabbar are independent.

We have adopted a corporate governance and nominating committee charter, which details the primary functions of the corporate governance and nominating committee, including:

●	identifying individuals qualified to become members of the Board and making recommendations to the Board regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the Board with respect to each director’s independence;

●	developing and recommending to the Board the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the Board with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the Board and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the Board on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the corporate governance and nominating committee charter, generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the Board and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the Board and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the Board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the Board, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Theodore J. Brombach	XMS Capital Partners, LLC XA Investments LLC XAI Octagon Floating Rate & Alternative Income Term Trust RiverWood Bank	Investment Banking Financial Services Financial Services Banking	Founder/Partner Chief Executive Officer President, Chief Executive Officer and Trustee Director

Patrick C. Eilers	Transition Equity Partners, LLC	Private Equity	Founder/Managing Partner

James P. Nygaard, Jr.	XMS Capital Partners, LLC	Investment Banking	Managing Director

Paul Dabbar	Bohr Quantum Technology Corp. Dominion Energy, Inc.	Communications Energy	President and Chief Executive Officer Director

Paul Gaynor	Longroad Energy	Energy	Chief Executive Officer

Scott Widham	Widham Capital Investment	Management	President

John B. Sexton	Transition Equity Partners, LLC	Private Equity	Vice President

John P. McGarrity	XMS Capital Partners, LLC	Investment Banking	Managing Director and Chief Administrative Officer
	XMS Holdings LLC	Financial Services	General Counsel

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for Founder Shares prior to the date of the IPO and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our IPO.

●	Our sponsor, directors, each other member of our management team and the Anchor Investors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by March 14, 2024 (or such later date approved by the stockholders or the Board in accordance with our amended and restated certificate of incorporation, including the 2024 Extension). Additionally, our initial stockholders and the Anchor Investors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we do not complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our initial stockholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to completion of our initial business combination, (x) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

TEP Montana LLC, controlled by Mr. Eilers, is invested in Montana Technologies LLC (MT), the target of the business combination with the Company. Mr. Brombach, John Spence, Mr. Nygaard and Mr. McGarrity are investors in XMS MT Holdings LLC, which Messrs. Brombach and Spence control, which also is an investor in MT.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except for reimbursement for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, advisory fees and consulting fees in an aggregate amount of up to $3,000,000 that will be paid to XMS Capital and TEP in connection with the Business Combination and $20,000 per month for office space, secretarial and administrative services.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on December 9, 2021, we have agreed to reimburse affiliates of our sponsor for office space and administrative support services provided to us in the amount of $20,000 per month. Furthermore, in connection with our initial Business Combination, we will make a cash payment in an aggregate amount of up to $3,000,000 to affiliates of our Sponsor or Anchor Investors for any financial advisory, placement agency or other similar investment banking or consulting services that affiliates of our Sponsor or Anchor Investors have provided and may continue to provide to us in connection with our initial Business Combination, and may reimburse to affiliates of our Sponsor or Anchor Investors for any out-of-pocket expenses incurred by it in connection with the performance of such services. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Combined Company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the Combined Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the postcombination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock;

●	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,608,178 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 7,187,500 shares of Class B common stock outstanding as of December 31, 2023. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Number of shares of Class A common stock beneficially owned(2)	Number of shares of Class B common stock beneficially owned	Approximate percentage of outstanding Common Stock	Approximate percentage of class
Name of Beneficial Owner
Principal Stockholder
XPDI Sponsor II LLC(1)	—	7,097,500	39.88%	98.75%
Directors and Named Executive Officers of the Company:
Theodore J. Brombach(2)	—	7,097,500	39.88%	98.75%
Patrick C. Eilers(3)	—	7,097,500	39.88%	98.75%
James P. Nygaard, Jr.	—	—	—	—
John B. Sexton	—	—	—	—
John P. McGarrity	—	—	—	—
Paul Dabbar	—	30,000	*	*
Paul Gaynor	—	30,000	*	*
Scott Widham	—	30,000	*	*
All officers and directors as a group (8 individuals)	—	7,187,500	40.39%	100.00%
5% Holders of a Class of Shares:
Westchester Capital Management, LLC(4)	699,844	—	3.93%	6.60%
Cowen and Company, LLC(5)	715,000	—	4.02%	6.74%
Radcliffe(6)	727,998	—	4.09%	6.86%
Periscope Capital Inc.(7)	898,485	—	5.05%	8.47%
Fir Tree Capital Management LP(8)	1,019,221	—	5.72%	9.61%
Walleye Capital LLC(9)	1,219,754	—	6.85%	11.50%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 321 North Clark Street Suite 2440 Chicago, IL 60654.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	XPDI Sponsor II LLC is the record holder of the shares reported herein. XPDI Sponsor II LLC is controlled by its managing members, Messrs. Brombach and Eilers. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Messrs. Brombach and Eilers. Each such person disclaims beneficial ownership of these securities, except to the extent, if any, of his pecuniary interest therein.
(4)	Pursuant to a Schedule 13G (the “Westchester 13G”) filed by such persons as a group with the SEC on February 14, 2024, (i) Westchester Capital Management, LLC, a Delaware limited liability company (“Westchester”), may be deemed the beneficial owner of 699,844 shares of Class A Common Stock, as a result of holding directly or indirectly, 672,849 shares of Class A Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock and 26,995 shares of Class A Common Stock, with sole voting power and sole dispositive power, (ii) Westchester Capital Partners, LLC, a Delaware limited Liability company (“WCP”), may be deemed the beneficial owner of 307 shares of Class A Common Stock, as a result of holding directly or indirectly, 307 shares of Class A Common Stock, with sole voting power and sole dispositive power, (iii) Virtus Investment Advisers, Inc., a Massachusetts corporation (“Virtus”), may be deemed the beneficial owner of 672,849 shares of Class A Common Stock, as a result of holding directly or indirectly, 672,849 shares of Class A Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock and (iv) The Merger Fund, a Massachusetts business trust (“MF”), may be deemed the beneficial owner of 658,824 shares of Class A Common Stock, as a result of holding directly or indirectly, 658,824 shares of Class A Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock. Westchester and WCP are located at 100 Summit Drive, Valhalla, NY 10595, Virtus is located at One Financial Plaza, Hartford, CT 06103, and MF is located at 101 Munson Street, Greenfield, MA 01301-9683.
Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as Investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). The Funds directly hold Common Stock of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. Westchester and WCP often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Based on the foregoing and the relationships described herein, these parties may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act.

(5)	Cowen and Company, LLC is the record holder of the shares reported herein. The business address for Cowen and Company, LLC is 599 Lexington Ave., New York, NY 10022, based on a Schedule 13G filed on February 5, 2024.
(6)	Pursuant to a Schedule 13G filed by such persons as a group (“Radcliffe”) with the SEC on June 14, 2023, (i) each of Radcliffe Capital Management, L.P., a Delaware limited partnership, RGC Management, LLC, a Delaware limited liability company, Steven B. Katznelson, a citizen of Canada, the United States of America and the United Kingdom, and Christopher Hinkel, a citizen of the United States of America, may be deemed the beneficial owner of 727,998 shares of Class A Common Stock, as a result of holding directly or indirectly, 727,998 Class A Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock and (ii) each of Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership, and Radcliffe SPAC GP, LLC, a Delaware limited liability company may be deemed the beneficial owner of 712,207 shares of Class A Common Stock, as a result of holding directly or indirectly, 712,207 Class A Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock. The business address for Radcliffe is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(7)	According to a Schedule 13G filed on February 9, 2024, Periscope Capital Inc. is the beneficial owner of 342,275 shares of Common Stock, with shared voting power and shared dispositive power with respect to such Class A Common Stock, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 556,210 shares of Common Stock. The business address for Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(8)	Fir Tree Capital Management LP, a Delaware limited partnership, is the record holder of the shares reported herein. The business address for Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110, based on a Schedule 13G filed on February 14, 2024.
(9)	Walleye Capital LLC, a Minnesota limited liability company, is the record holder of the shares reported herein. The business address for Walleye Capital LLC is 2800 Niagara Lane N, Plymouth, MN 55447, based on a Schedule 13G filed on January 10, 2024.

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

We have entered into a registration and stockholders rights agreement pursuant to which our initial stockholders and the Anchor Investors will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares and, upon completion of our initial business combination, to nominate three individuals for election to our Board, as long as our initial stockholders and the Anchor Investors hold any securities covered by the registration and stockholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our Board has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14. Principal Accountant Fees and Services.

The firm of Marcum LLP (“Marcum”) served as our independent registered public accounting firm from March 23, 2021 (inception) through December 31, 2023. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, and of services rendered in connection with our IPO, totaled $385,200 and $115,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022 we paid Marcum $0 and $0, respectively, in audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2023 and 2022 we paid Marcum $18,625 and $0, respectively, in tax related fees.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any audit-related fees during the year ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART III

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Power & Digital Infrastructure Acquisition II Corp., XPDB Merger Sub, LLC and Montana Technologies LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-441151), filed with the SEC on June 5, 2023).
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (2)
3.3	Amended and Restated Bylaws.*
4.1	Public Warrant Agreement between Continental Stock Transfer & Trust Company and the company. (1)
4.2	Private Warrant Agreement between Continental Stock Transfer & Trust Company and the company. (1)
4.3	Specimen Unit Certificate. (3)
4.4	Specimen Class A Common Stock Certificate. (3)
4.5	Specimen Public Warrant Certificate. (3)
4.6	Specimen Private Warrant Certificate. (3)
4.7	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the company. (1)
10.2	Amendment No. 1 to Investment Management Trust Agreement, dated as of December 14, 2023, between Power & Digital Infrastructure Acquisition II Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-441151), filed with the SEC on December 14, 2023).
10.3	Registration and Stockholder Rights Agreement among the company, our sponsor and certain equityholders party thereto. (1)
10.4	Private Placement Warrants Purchase Agreement between the company and our sponsor. (1)
10.5	Administrative Support Agreement between the company and our sponsor. (1)

10.6	Letter Agreement among the company, our sponsor and each of the officers and directors of the company named therein. (1)
10.7	Securities Subscription Agreement, dated March 30, 2021, between the company and our sponsor. (3)
10.8	Form of Securities Subscription Agreement, between the company and our anchor investors. (4)
10.9	Sponsor Support Agreement, dated as of June 5, 2023, by and among Power & Digital Infrastructure Acquisition II Corp., XPDB Merger Sub, LLC and Montana Technologies LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-441151), filed with the SEC on June 5, 2023.
10.10	Investment Agreement, dated as of September 29, 2023, by and among Montana Technologies LLC, Power & Digital Infrastructure Acquisition II Corp., Contemporary Amperex Technology Co., Limited, CATL US INC. and Contemporary Amperex Technology USA Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4/A (Registration No. 333-273821), filed with the SEC on October 2, 2023).
10.11	Letter Agreement (incorporated by reference to Exhibit 10.18 to the Company’s proxy statement/prospectus on Form S-4, filed with the SEC on January 10, 2024).
10.12	First Amendment to Agreement and Plan of Merger, dated as of February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., XPDB Merger Sub, LLC and Montana Technologies, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-441151), filed with the SEC on February 5, 2024).
14.1	Code of Ethics.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 18, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on December 6, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2024

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

Name	Position	Date

/s/ Patrick C. Eilers	Chief Executive Officer and Director	March 11, 2024
Patrick C. Eilers	(Principal Executive Officer)

/s/ James P. Nygaard, Jr.	Chief Financial Officer	March 11, 2024
James P. Nygaard, Jr.	(Principal Financial and Accounting Officer)

/s/ Theodore J. Brombach	Chairman of the Board of Directors	March 11, 2024
Theodore J. Brombach

/s/ Paul Dabbar	Director	March 11, 2024
Paul Dabbar

/s/ Paul Gaynor	Director	March 11, 2024
Paul Gaynor

/s/ Scott Widham	Director	March 11, 2024
Scott Widham

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Power & Digital Infrastructure Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power & Digital Infrastructure Acquisition II Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 14, 2024 by depositing into the Trust Account a specified amount for each of the one-month extensions through March 14, 2024. On June 5, 2023, the Company entered into an agreement and plan of merger with a business combination target; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, or raise the additional capital it needs to fund further business operations prior to March 14, 2024, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 11, 2024

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Assets:
Current assets:
Cash	$59,167	$1,287,986
Prepaid expenses	—	284,405
Total current assets	59,167	1,572,391
Investments held in Trust Account	114,641,527	294,395,846
Total Assets	$114,700,694	$295,968,237

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$695,515	$267,297
Accrued expenses	5,737,714	660,491
Advance from related party	900,000	—
Excise tax payable	1,881,321	—
Income tax payable	171,836	802,367
Franchise tax payable	124,250	72,289
Total current liabilities	9,510,636	1,802,444
Deferred underwriting commissions	6,037,500	10,062,500
Total Liabilities	15,548,136	11,864,944

Commitments and Contingencies
Class A common stock; 10,608,178 and 28,750,000 shares subject to possible redemption at $10.76 and $10.20 per share as of December 31, 2023 and 2022, respectively	114,128,755	293,293,429

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding (excluding 10,608,178 and 28,750,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively) as of December 31, 2023 and 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued or outstanding as of as of December 31, 2023 and 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,976,916)	(9,190,855)
Total stockholders’ deficit	(14,976,197)	(9,190,136)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$114,700,694	$295,968,237

The accompanying notes are an integral part of these consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$5,889,740	$887,745
General and administrative expenses - related party	240,000	240,000
Franchise tax expenses	200,000	215,408
Loss from operations	(6,329,740)	(1,343,153)

Other income:
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	205,275	—
Income from investments held in Trust Account	9,126,178	4,187,504
Total other income	9,331,453	4,187,504

Income before provision for income taxes	3,001,713	2,844,351
Provision for income taxes	(1,758,720)	(802,367)
Net income	$1,242,993	$2,041,984

Weighted average shares outstanding of Class A common stock, basic and diluted	18,709,868	28,750,000

Basic and diluted net income per share, Class A common stock	$0.05	$0.06

Weighted average shares outstanding of Class B common stock, basic and diluted	7,187,500	7,187,500

Basic and diluted net income per share, Class B common stock	$0.05	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	—	$—	7,187,500	$719	—	$(8,314,410)	$(8,313,691)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,918,429)	(2,918,429)
Net income	—	—	—	—	—	2,041,984	2,041,984
Balance - December 31, 2022	—	—	7,187,500	719	—	(9,190,855)	(9,190,136)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	(3,819,725)	(5,147,733)	(8,967,458)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,881,321)	(1,881,321)
Waived deferred underwriting discount	—	—	—	—	3,819,725	—	3,819,725
Net income	—	—	—	—	—	1,242,993	1,242,993
Balance – December 31, 2023	—	$—	7,187,500	$719	$—	$(14,976,916)	$(14,976,197)

The accompanying notes are an integral part of these consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,242,993	$2,041,984
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(9,126,178)	(4,187,504)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(205,275)	—
Changes in operating assets and liabilities:
Prepaid expenses	284,405	329,567
Advance from related party	900,000	—
Accounts payable	428,218	(880,791)
Accrued expenses	5,077,223	250,114
Income tax payable	(630,531)	802,367
Franchise tax payable	51,961	(79,906)
Net cash used in operating activities	(1,977,184)	(1,724,169)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	2,548,365	167,553
Cash withdrawn for redemptions	188,132,132	—
Extension payments deposited in Trust Account	(1,800,000)	—
Net cash provided by investing activities	188,880,497	167,553

Cash Flows from Financing Activities:
Redemption of common stock	(188,132,132)	—
Net cash used in financing activities	(188,132,132)	—

Net decrease in cash	(1,228,819)	(1,556,616)
Cash - beginning of the period	1,287,986	2,844,602
Cash - end of the period	$59,167	$1,287,986

Supplemental cash flow information:
Federal income taxes paid	$2,389,251	$—
Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption	$8,967,458	$2,918,429
Excise tax payable attributable to redemption of common stock	$1,881,321	$—
Reversal of transaction costs incurred in connection with IPO	$4,025,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 5, 2023, the Company filed a preliminary proxy statement (the “Proxy Statement”) for the solicitation of proxies in connection with the special meeting in lieu of Annual Meeting of the Company’s stockholders (the “Special Meeting”) to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial Business Combination from June 14, 2023 (the “Initial Outside Date”) to December 14, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Initial Outside Date, until March 14, 2024 (the “Combination Period”), unless the closing of a Business Combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (such proposal, the “Extension Amendment Proposal”), and the amendment of the Company’s amended and restated certificate of incorporation to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act, as amended, (or any successor rule)) of less than $5,000,001 (such proposal, the “Redemption Limitation Amendment Proposal”).

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Special Meeting on June 9, 2023, the Company’s stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of $188,132,132 (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account as of December 31, 2023 was approximately $114,641,527. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

In connection with the approval of the Extension Amendment Proposal, the company deposited $300,000 in the Trust Account on June 15, 2023, July 10, 2023 and August 10, 2023 and the sponsor deposited $300,000 in the Trust Account on September 8, 2023, October 10, 2023, and November 9, 2023.

On December 12, 2023, January 10, 2024 and February 8, 2024, pursuant to Paragraph TWENTY FOURTH of the Amended and Restated Certificate of Incorporation, the Company’s board of directors approved an extension of the Deadline Date (as defined in the Amended and Restated Certificate of Incorporation) from December 14, 2023 to January 14, 2023, from January 14, 2023 to February 14, 2023 and from February 14, 2024 to March 14, 2024, respectively.

On August 7, 2023 and September 8, 2023, a previous target of a potential business combination paid the Company $300,000 and $200,000, respectively, as a partial reimbursement of expenses incurred by the Company in connection with due diligence and negotiations and related activities with respect to such potential business combination, which were terminated in March of 2023.

On December 14, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into Amendment No. 1 to Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and CST, to allow CST, upon written instruction of the Company, to (i) hold the funds in the Company’s Trust Account uninvested, (ii) hold the funds in an interest-bearing bank demand deposit account or (iii) invest and reinvest the funds in solely United States government securities having a maturity of 185 days or less, or in money market funds that invest only in direct U.S. government treasury obligations.

If the Company is unable to complete a Business Combination within the Combination Period, as it may be extended, or such later date as approved by holders of a majority of the voting power of the Company’s then outstanding shares of common stock that are voted at a meeting to extend such Combination Period, voting together as a single class, or the Board in accordance with the Company’s amended and restated certificate of incorporation, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable by us), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial stockholders and Anchor Investors agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders and Anchor Investors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.80, based on the balance of the trust account as of December 29, 2023. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) the $10.10 per Public Share initially deposited in the Trust Account, or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had approximately $59,000 in cash and working capital deficit of approximately $9.5 million.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 14, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date, as it may be extended. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable and meeting conditions to closing the Business Combination. See Note 10 – Subsequent Events, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, XPDB Merger Sub, LLC. There has been no intercompany activity since inception.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 14, 2023, the Company instructed the trustee with respect to the Trust Account to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in a segregated, interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial business combination or liquidation.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 10,608,178 and 28,750,000, respectively, shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of December 31, 2023 was approximately $114,641,527. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 25,500,000 Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

	For The Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock

Numerator:
Allocation of net income	$898,015	$344,978	$1,633,587	$408,397

Denominator:
Basic and diluted weighted average common stock outstanding	18,709,868	7,187,500	28,750,000	7,187,500

Basic and diluted net income per common stock	$0.05	$0.05	$0.06	$0.06

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

In July 2021, the Sponsor transferred 30,000 Founder Shares to each of the four independent director nominees, a total of 120,000 Founder Shares. In November 2021, the Sponsor repurchased 30,000 shares of Class B common stock from a former independent director nominee at a price of $120. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023 and 2022, the Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. As of December 31, 2023 and 2022, stock-based compensation of approximately $516,000 will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination).

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In exchange for the Anchor Investors participating in the Initial Public Offering and the Private Placement, the Company agreed to sell 1,078,125 Founder Shares to the Anchor Investors, and the Anchor Investors agreed to purchase from the Company on the date of the initial Business Combination such Founder Shares. The Sponsor also agreed that in the event of such purchase by the Anchor Investors, the Sponsor will forfeit to the Company for no consideration a number of Founder Shares equal to the number of Founder Shares purchased by the Anchor Investors. Further, the Anchor Investors agreed that, if they do not own an aggregate of at least certain amount of Public Shares (such amount, the “Anchor Threshold”) at the time of any stockholder vote with respect to an initial Business Combination or the business day immediately prior to the completion of the initial Business Combination, the number of Founder Shares to be purchased by such Anchor Investors from the Company will be reduced pro rata by a fraction, the numerator of which will equal the Anchor Threshold less the number of Public Shares held by such Anchor Investors after giving effect to any redemptions of the Public Shares by such Anchor Investors and their affiliates, and the denominator of which will equal the Anchor Threshold; provided, however, in no event will such pro rata reduction in the number of Founder Shares to be purchased by the Anchor Investors reduce the number of Founder Shares to be purchased by more than 75%. The Company determined that the excess of the fair value of the Founder Shares to be acquired by the Anchor Investors upon the closing of the initial Business Combination (in which case the Sponsor also agreed to forfeit to the Company for no consideration a number of Founder Shares equal to the number of Founder Shares purchased by the Anchor Investors) should be recognized as an offering cost by the Company in accordance with SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offerings.” The Company estimated the aggregate fair value of the Sponsor’s agreement to sell Founder Shares to the Anchor Investors to be approximately $4.7 million using a Monte Carlo simulation. Accordingly, the additional offering cost is allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. The allocated portion of the additional offering cost associated with the Class A common stock was charged to the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Advance from Related Party

On September 10, 2023, October 10, 2023 and November 9, 2023, the Sponsor contributed $300,000 to the Trust Account in connection with extending the Company’s termination date pursuant to the approval of the Extension Amendment Proposal. As of December 31, 2023, the Sponsor had advanced $900,000 to the Company.

Administrative Services Agreement

Commencing on December 9, 2021 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the year ended December 31, 2023 and 2022, the Company incurred $240,000 of such fees, which are recognized in general and administrative expenses – related party, in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, the Company had $500,000 and $260,000, respectively, payable in connection with such agreement, included as accrued expenses in the accompanying consolidated balance sheets.

Other Agreements

On November 12, 2023, the Company entered into an arrangement pursuant to which, under certain circumstances, up to 2% of the proceeds of the capital raised in transactions arranged by certain third parties from investors located in certain limited jurisdictions may be paid to such third parties. On December 14, 2023, Montana agreed to reimburse, and did reimburse, the Company 50% of certain expenses incurred by third parties and paid by the Company in connection with this arrangement.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 20, 2023, BofA Securities, Inc. waived its entitlement to the payment of any deferred discount to be paid under the terms of underwriting agreement. As a result, the reduction in deferred fees was allocated on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fees allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $4,025,000, of which $205,275 is reflected in the consolidated statement of operations as other income and $3,819,725 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the waiver, and pursuant to that agreement dated June 4, 2023 among Barclays Capital Inc., the Company and XPDI Sponsor II LLC, the outstanding deferred underwriting fee payable upon closing of the Business Combination was reduced to approximately $6.0 million.

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

On June 9, 2023, the Company’s stockholders redeemed 18,141,822 shares of Class A shares of common stock for a total of $188,132,132. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2023, the Company recorded $1,881,321 of excise tax liability calculated as 1% of shares redeemed on June 9, 2023.

NOTE 6 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 10,608,178 and 28,750,000, respectively, shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying consolidated balance sheets.

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of December 31, 2023 was approximately $114,641,527. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Issuance costs allocated to Class A common stock	(19,627,833)
Plus:
Adjust carrying value to initial redemption value	40,083,762
Class A common stock subject to possible redemption as of December 31, 2022	293,293,429
Less:
Redemption	(188,132,132)
Plus:
Remeasurement of carrying value to initial redemption value	8,967,458
Class A common stock subject to possible redemption as of December 31, 2023	$114,128,755

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 10,608,178 and 28,750,000, respectively, shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying consolidated balance sheets (see Note 6).

In connection with the stockholders’ vote at the Special Meeting, the stockholders elected to redeem 18,141,822 shares of Class A common stock at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $188,132,132. After the satisfaction of the Redemption, the balance in the Trust Account as of December 31, 2023 was approximately $114,641,527. Upon completion of the Redemption, 10,608,178 shares of Class A common stock and 7,187,500 shares of Class B common stock remain issued and outstanding.

There are 489,391,282 authorized but unissued shares of our Class A common stock available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock, if any.

Class B Common Stock – The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 7,187,500 shares of Class B common stock issued and outstanding.

There are 42,812,500 authorized but unissued shares of our Class B common stock available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock, if any. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our amended and restated certificate of incorporation.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants – As of December 31, 2023 and 2022, the Company has 14,375,000 and 11,125,000 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemption of Public Warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).

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

NOTE 8 - INCOME TAX

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Current
Federal	$1,758,720	$802,367
State	—	—
Deferred
Federal	(427,576)	(205,053)
State	(266,934)	—

Change in valuation allowance	694,510	205,053

Income tax provision	$1,758,720	$802,367

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	1,013,851	319,341
Total deferred tax assets (liability)	1,013,851	319,341
Valuation Allowance	(1,013,851)	(319,341)
Deferred tax assets (liability)	$—	$—

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the Company had $0 and $0 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2023 and 2022, the valuation allowance was $1,013,851 and $319,341, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	7.51%	—%
Merger and acquisition expenses	24.78%	—%
Change in apportionment and tax rate	(16.40)%	—%
Reversal of transaction costs incurred in connection with IPO	(1.44)%	—%
Valuation allowance	23.14%	7.20%
Income tax provision	58.59%	28.20%

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
December 31, 2023 – Assets
Investments held in Trust Account	$114,641,527	—	—
December 31, 2022 – Assets
Investments held in Trust Account	$294,395,846	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 23, 2021 (inception) through December 31, 2023.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than described below.

On August 9, 2023, the Company filed with the SEC a registration statement on Form S-4 (as amended on October 2, 2023, October 27, 2023, December 4, 2023, December 26, 2023, and January 10, 2024, the “Form S-4”) in connection with our proposed business combination with Montana. The Form S-4 was declared effective by the SEC on January 17, 2024.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with Montana Technologies LLC, a Delaware limited liability company (“Montana Technologies”) and Carrier Corporation, an affiliate of Carrier Global Corporation (NYSE: CARR), a global leader in intelligent climate and energy solutions (collectively with its affiliates, “Carrier”), pursuant to which Carrier, Montana Technologies and the Company agreed, among other things, to provide Carrier the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors for so long as Carrier satisfies certain investment conditions, following the business combination between the Company and Montana Technologies.

On January 7, 2024, Montana Technologies entered into a common unit subscription agreement with Carrier pursuant to which, subject to the conditions set forth therein, Carrier agreed to purchase from Montana Technologies, and Montana Technologies agreed to issue and sell to Carrier, a number of Montana Class B Common Units as will convert into 1,176,471 shares of Class A common stock (such shares, the “Conversion Shares”) upon the closing of the previously announced business combination between Montana Technologies and the Company (the “Subscription”). The Subscription, if consummated, will take place prior to the closing of the business combination and the Conversion Shares, if and when issued upon the closing of the business combination, will be issued as part of the consideration relating thereto.

On January 25, 2024, Montana Technologies entered into a joint venture formation framework agreement (the “Framework Agreement”) with GE Ventures LLC, a Delaware limited liability company (“GE Vernova”), and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which Montana Technologies and GE Vernova have agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of Montana Technologies and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize Montana Technologies’ AirJoule® water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa, and Australia.

On January 10, 2024, and February 8, 2024, pursuant to Paragraph TWENTY FOURTH of the Amended and Restated Certificate of Incorporation of the Company, the Company’s board of directors approved an extension of the Deadline Date (as defined in the Amended and Restated Certificate of Incorporation) from January 14, 2024 to February 14, 2024 and from February 14, 2024 to March 14, 2024, respectively.

On February 5, 2024, the Company, XPDB Merger Sub, LLC, and Montana entered into that certain First Amendment to Agreement and Plan of Merger (the “Amendment”), amending the Business Combination Agreement, to, among other things, (i) amend the definition of Aggregate Transaction Proceeds and (ii) reduce the Aggregate Transaction Proceeds condition from $85 million to $50 million.

On February 20, 2024, the Company filed a definitive proxy statement for the solicitation of proxies in connection with a special meeting of stockholders of the Company to consider and vote on, among other proposals, the extension of the date by which the Company must consummate an initial business combination from March 14, 2024 to April 14, 2024, and to allow the Company, without another stockholder vote, by resolution of the Board, to elect to further extend such date in one-month increments up to three additional times until July 14, 2024 (the “2024 Extension”), unless the closing of a an initial business combination shall have occurred prior thereto, or such earlier date as determined by the Board to be in the best interests of the Company.

On February 21, 2024, the Company entered into an arrangement with a financial advisor and marketing agent in connection with its proposed business combination for a total service charge of $400,000. The first installment in the amount of $125,000 was paid on February 21, 2024. The remaining balance in the amount of $275,000 will be paid upon closing of the business combination from the flow of funds.

On March 8, 2024, the Company and Rice Investment Group (“Rice”) entered into a subscription agreement pursuant to which the Company agreed to sell 588,235 shares of Class A common stock to Rice for an aggregate purchase price of approximately $5.0 million, contingent on the closing of the business combination. The subscription agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to Rice up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the closing of the business combination.