Form 10-Q
period 2024-03-31
Montana Technologies Corp.
filed 2024-05-20
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41151

MONTANA TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-2962208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

34361 Innovation Drive Ronan, Montana	59864
(Address of principal executive offices)	(Zip Code)

(800) 942-3083

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AIRJ	The Nasdaq Stock Market LLC

Warrants to purchase Class A common stock	AIRJW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 17, 2024, there were 49,063,770 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 4,759,642 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MONTANA TECHNOLOGIES CORPORATION

i

Part 1 - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MONTANA TECHNOLOGIES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$37,429,270	$375,796
Prepaid expenses and other assets	486,338	126,971
Total current assets	37,915,608	502,767
Operating lease right-of-use asset	170,117	49,536
Property and equipment, net	4,137	3,832
In-process research and development	365,300,000	—
Goodwill	247,233,000	—
Total assets	$650,622,862	$556,135

Liabilities and Stockholders’ equity (deficit)
Current liabilities
Accounts payable	$431,774	$2,518,763
Accrued transaction fees	3,077,107	3,644,100
Other accrued expenses	6,781,239	244,440
Due to related parties	1,440,000	—
Operating lease liability, current	22,981	22,237
Total current liabilities	11,753,101	6,429,540
Earnout Shares liability	61,393,000	—
True Up Shares liability	286,000	—
Subject Vesting Shares liability	14,217,000	—
Operating lease liability, non-current	147,858	27,299
Total liabilities	$87,796,959	$6,456,839
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$—	$—
Class A Common stock, $0.0001 par value; 600,000,000 authorized shares and 49,063,770 and 32,731,583 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,907	3,274
Class B Common stock, $0.0001 par value; 50,000,000 authorized shares and 4,759,642 shares issued and outstanding as of March 31, 2024 and December 31, 2023	476	476
Subscription receivable	(6,000,000)	—
Additional paid-in capital	—	11,263,647
Accumulated deficit	(43,686,098)	(17,168,101)
Total Montana Technologies Corporation stockholders’ equity (deficit)	(49,680,715)	(5,900,704)
Non-controlling interests	612,506,618	—
Total stockholders’ equity (deficit)	562,825,903	(5,900,704)
Total liabilities and stockholders’ equity (deficit)	$650,622,862	$556,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Costs and expenses:
General and administrative	$827,576	$218,175
Research and development	896,613	604,944
Sales and marketing	37,725	10,423
Depreciation and amortization	1,145	1,085
Loss from operations	(1,763,059)	(834,627)

Other expenses, net:
Interest income	38,236	—
Change in fair value of Earnout Shares liability	(7,672,000)	—
Change in fair value of True Up Shares liability	269,000
Change in fair value of Subject Vesting Shares	(2,425,000)	—
Total other expenses, net	(9,789,764)	—

Loss before income taxes	(11,552,823)	(834,627)
Income tax expense	—	—
Net loss	$(11,552,823)	$(834,627)
Net loss attributable to non-controlling interests	(26,382)	—
Net loss attributable to common stockholders of the Company	$(11,526,441)	$(834,627)

Weighted average Class A common stock outstanding, basic and diluted	36,916,955	32,599,213
Basic and diluted net loss attributable to common stockholders, Class A common stock	$(0.28)	$(0.02)
Weighted average Class B common stock outstanding, basic and diluted	4,759,642	4,759,642
Basic and diluted net loss attributable to common stockholders, Class B common stock	$(0.28)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended March 31, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Equity (Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	—	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—	—
Balance at December 31, 2023	—	—	32,731,583	3,274	4,759,642	476	—	11,263,647	(17,168,101)	—	(5,900,704)
Issuance of common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	—	56,250
Formation of AirJoule, LLC	—	—	—	—	—	—	—	—		612,533,000	612,533,000
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(60,729,824)	(14,991,556)	—	(75,720,580)
Net loss	—	—	—	—	—	—	—	—	(11,526,441)	(26,382)	(11,552,823)
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	—	$(43,686,098)	$612,506,618	$562,825,903

For the Three Months Ended March 31, 2023

	Members’	Preferred	Class A common stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Contribution	Units	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	$2,047,872	$8,902,226	—	$—	—	$—	$—	$(5,788,985)	$(5,161,113)
Retroactive application of recapitalization	(2,047,872)	(8,902,226)	32,547,718	3,255	4,759,642	476	10,946,367	—	—
Balance at December 31, 2022	—	—	32,547,718	3,255	4,759,642	476	10,946,367	(5,788,985)	(5,161,113)
Issuance of class A common stock	—	—	105,331	11	—	—	255,850	—	255,861
Net loss	—	—	—	—	—	—	—	(834,627)	(834,627)
Balance at March 31, 2023	$—	$—	32,653,049	$3,266	4,759,642	$476	11,202,217	$(6,623,612)	$(4,582,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(11,552,823)	$(834,627)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,145	1,085
Amortization of operating lease right-of-use assets	52,068	5,211
Change in fair value of Earnout Shares liability	7,672,000	—
Change in fair value of True Up Shares liability	(269,000)	—
Change in fair value of Subject Vesting Shares liability	2,425,000	—
Changes in operating assets and liabilities:
Prepaid Expenses and Other Assets	15,010	12,576
Operating lease liabilities	(51,346)	(5,211)
Accounts payable	(2,674,319)	40,279
Accrued expenses, accrued transaction costs and other liabilities	(1,057,718)	(22,948)
Net cash used in operating activities	(5,439,983)	(803,635)

Cash flows from Investing Activities
Purchases of fixed assets	(1,450)	—
Net cash used in investing activities	(1,450)	—

Cash flows from Financing Activities
Proceeds from the exercise of warrants	45,760	—
Proceeds from the exercise of options	56,250	—
Proceeds from the issuance of common stock	43,365,000	255,861
Transaction costs - recapitalization	(972,103)	—
Net cash provided by financing activities	42,494,907	255,861
Net increase (decrease) in cash	37,053,474	(547,774)
Cash, beginning of period	375,796	5,211,486
Cash, end of the period	$37,429,270	4,663,712

Non-Cash investing and financing activities:
Initial recognition of earnout shares liability	$53,721,000	$—
Initial recognition of True Up Shares liability	555,000	—
Initial recognition of Subject Vesting Shares liability	11,792,000	—
Initial recognition of ROU asset and operating lease liability	172,649	—
Liabilities combined in recapitalization, net	8,680,477	—
Acquisition of business from GE Vernova in exchange for issuing non-controlling interests	612,533,000	—

Supplemental Cash flow information:
Taxes paid	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

Montana Technologies Corporation (the “Company”) was established to pursue the development and expected commercialization of various technological innovations and may engage in any activity or purpose permitted for a corporation organized in Delaware. The Company has created a transformational technology that provides significant energy efficiency gains in air conditioning and comfort cooling applications, as well as a potential source of potable water, all through its proprietary “AirJoule” units.

Power & Digital Infrastructure Acquisition II Corp (“XPDB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2023, as amended on February 5, 2024, with XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB (“Merger Sub”), and Montana Technologies LLC (“Legacy Montana”). On March 14, 2024, pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Montana, with the Legacy Montana surviving the merger as a wholly-owned subsidiary of XPDB (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with closing the Business Combination (the “Closing”), XPDB changed its name from “Power & Digital Infrastructure Acquisition II Corp.” to “Montana Technologies Corporation.”

Prior to the Business Combination, all of the outstanding preferred units of Legacy Montana were converted into Class B common units. As a result of the Business Combination, (i) each issued and outstanding Class B common unit and Class C common unit of Legacy Montana was converted into the right to receive approximately 23.8 shares of newly issued shares of Class A common stock of Montana Technologies Corporation, (ii) each issued and outstanding class A common unit of Legacy Montana converted into the right to receive approximately 23.8 shares of newly issued shares of Class B common stock of Montana Technologies Corporation and (iii) each option to purchase common units of Legacy Montana converted into the right to receive an option to purchase Class A common stock of Montana Technologies Corporation having substantially similar terms to the corresponding option, including with respect to vesting and termination-related provisions, except that such options represented the right to receive a number of shares of Class A common stock equal to the number of common units subject to the corresponding option immediately prior to the Closing multiplied by approximately 23.8.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, although XPDB acquired the outstanding equity interest in Legacy Montana in the Business Combination, XPDB is treated as the “acquired company” and Legacy Montana was treated as the accounting acquirer for financial statement purposes.  Accordingly, the Business Combination was treated as the equivalent of Legacy Montana issuing stock for the net assets of XPDB, accompanied by a recapitalization.

Furthermore, the historical financial statements of Legacy Montana became the historical financial statements of the Company upon the consummation of the merger. As a result, the condensed consolidated financial statements reflect (i) the historical operating results of Legacy Montana prior to the Business Combination; (ii) the combined results of XPDB and Legacy Montana following the Closing; (iii) the assets and liabilities of Legacy Montana at their historical cost and (iv) Legacy Montana’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination. See Note 4 - Recapitalization for further details of the Business Combination.

In connection with the Business Combination, XPDB entered into a subscription agreement (the “Subscription Agreement”) with Rice Investment Group  (the “PIPE Investor”), pursuant to which, among other things, the PIPE Investor agreed to subscribe for and purchase from XPDB, and XPDB agreed to issue and sell to the PIPE Investor, an aggregate of 588,235 newly issued shares of Class A common stock (the “Committed Shares”) on the terms and subject to the conditions set forth therein. On March 14, 2024, in connection with the Closing, the Company consummated the issuance and sale of the Committed Shares to the PIPE Investor.

After giving effect to the Business Combination, the redemption of Class A common stock in connection with the Special Meeting held on March 8, 2024 by XPDB ( the “Special Meeting”) and the consummation of the issuance and sale of the Committed Shares, there were 53,823,412 shares of Montana Technologies Corporation Common Stock issued and outstanding, consisting of 49,063,770 shares of Class A common stock and 4,759,642 shares of Class B common stock issued and outstanding. Of those shares, 45,821,456 were issued to holders of Legacy Montana’s equity securities in respect of such equity securities, representing approximately 85.5% of the Montana Technologies Corporation’s voting power at the Closing.

On January 25, 2024, the Company entered into a joint venture formation framework agreement with GE Ventures LLC, a Delaware limited liability company and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company, pursuant to which the Company and GE Vernova agreed, subject to the terms and conditions of the framework agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of the Company and GE Vernova will each hold a 50% interest (Note 12). AirJoule, LLC, the entity formed under this agreement is consolidated within these financial statements (See Note 5 – Variable Interest Entity).

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors. The Company had an accumulated deficit of $43.7 million as of March 31, 2024. As of March 31, 2024, the Company had $26.2 million of working capital including $37.4 million in cash.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, capital contributions to its joint ventures and other general corporate services. The Company’s primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of its technology and the development of market and strategic relationships with other businesses and customers.

With the consummation of the Business Combination and Subscription Agreements (as described above and in Note 4 – Recapitalization), the Company received proceeds of approximately $40 million in March 2024, after giving effect to XPDB’s stockholder redemptions and payment of transaction expenses, which will be utilized to fund our product development, operations and growth plans.

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to its joint ventures by the other partners and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 for further information. In order to finance these opportunities and associated costs, it is possible that the Company will need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the FASB in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company consolidates all variable interest entities for which it is the primary beneficiary. This analysis focuses on determining whether the Company has the power to direct the activities of the variable interest entities (“VIE”) that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

The Company is solely obligated to fund the operations of the AirJoule JV. GE Vernova and all GE-affiliated entities are restricted from any participation in the air-to-water business. The Company determined that AirJoule, LLC is a variable interest entity and that the Company is the primary beneficiary because a de facto agency relationship exists with GE Vernova, and the Company is the most closely associated. Accordingly, the Company consolidates AirJoule, LLC in the condensed consolidated financial statements after eliminating intercompany transactions.

For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s equity interests are presented as non-controlling interests on the consolidated balance sheets as of March 31, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include estimates of amortization and depreciation, fair values of Subject Vesting Shares and Earnout Shares liability, fair value of goodwill and in-process research and development of AirJoule, LLC, the fair value of the non-controlling interest in AirJoule LLC, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of March 31, 2024 and December 31, 2023, there were no cash equivalents on the Company’s condensed consolidated balance sheets. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of March 31, 2024 and December 31, 2023 were $1,629,492 and $114,254, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred, including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities combined, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Non-controlling Interests

The Company recognizes non-controlling interests related to its consolidated VIEs in the condensed consolidated balance sheets as a component of equity, separate from the Company’s stockholders’ equity. Changes in the Company’s ownership interest in a consolidated VIE that do not result in a loss of control are accounted for as equity transactions. The non-controlling interests related to its consolidated VIEs issued in a business combination are initially recorded at fair value. The Company records adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of non-controlling interests are adjusted to the respective non-controlling interest holders’ balance.

The amount of net loss attributable to non-controlling interests is included in consolidated net loss on the face of the condensed consolidated statements of operations.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the statements of income.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follow:

Estimated useful lives
Machinery and Equipment	3 years
Vehicles	3 years

The estimated useful lives and depreciation methods are reviewed at each year-end, with the effect of any changes in estimates accounted for prospectively. All depreciation expenses are included with depreciation and amortization in the condensed consolidated statements of operations.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination or reverse capitalization over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The impairment assessment includes an evaluation of various reporting units, which is an operating segment or one reporting level below the operating segment. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at October 1. No impairment loss was recognized as of March 31, 2024.

In-Process Research & Development

In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

In-Process Research and Development (“IPR&D”) acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the recognition date fair value. IPR&D relates to amounts that arose in connection with the consolidation of AirJoule, LLC. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with AirJoule, LLC, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate the development asset, including: (i) probability of successfully completing and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

The annual, or interim (if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future processes, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs. No impairment loss was recognized as of March 31, 2024.

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value, and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No impairment loss was recognized for the three months ended March 31, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the condensed consolidated balance sheets.

ROU asset represents the right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. An operating lease ROU asset and liability are recognized at the commencement date based on the present value of lease payments over the lease term. As typically the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date over the respective lease term in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Income Taxes

Prior to the Business Combination on March 14, 2024, the Company was a limited liability company (“LLC”) and treated as a partnership for income tax purpose. As a Partnership, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes.

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with FASB ASC Topic 730, “Research and Development.” R&D represents costs incurred in performing research aimed at the discovery of new knowledge and the advancement of techniques to bring significant improvements to products and processes. Costs incurred in developing a product include consulting, engineering, construction and costs incurred to build prototypes.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset, or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

Level 1 —	Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 —

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3 —	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of March 31, 2024 and March 14, 2024.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Montana Equityholders are entitled to receive additional shares of Common Stock upon the Company achieving certain Earnout Milestones (as described in the Merger Agreement) (the “Earnout Shares”). The settlement of the Earnout Shares to the holders of Legacy Montana common units contains variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with six production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics represent contractual inputs. The contingent Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

The Company determined the Earnout Shares associated with the Holders of Legacy Montana options are accounted for as compensation expense under ASC 718. See “Share-Based Compensation” below.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815-40; therefore, the Class A common stock (the “True Up Shares”) is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11.

The Subject Vesting Shares liability was an assumed liability of XPDB in the Merger as described in Note 4 - Recapitalization. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC Topic 718, “Compensation: Stock Compensation,” by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

The Company estimates the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term, price volatility of the underlying stock, risk-free interest rate and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the award.

The Company estimates the fair value of Earnout Shares awards underlying stock options, which is considered a compensatory award and accounted for under ASC 718, Share-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through March 31, 2024 the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of March 31, 2024 was $16.6 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss, which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants and Earn Out Shares, to the extent dilutive. For the three months ended March 31, 2024, warrants, Subject Vesting Shares, True Up Shares and Earnout Shares were not included in the calculation of dilutive net loss per share as their effect will be anti-dilutive. For the three months ended March 31, 2023 warrants and options were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive.

The loss per share presented in the condensed consolidated statements of operations is based on the following for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(10,210,073)	$(1,316,368)	$(728,293)	$(106,181)
Denominator:
Basic and diluted weighted average shares outstanding	36,916,955	4,759,642	32,599,213	4,759,642
Basic and diluted net loss per ordinary share	$(0.28)	$(0.28)	$(0.02)	$(0.02)

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses” (Topic 326), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company has adopted ASU 2016-13 as of January 2023 with no material impacts on the financial statements as a result.

Recently Issued Accounting Standards

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for the Company for fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and disclosures.

Note 4 — RECAPITALIZATION

On June 5, 2023, XPDB and Merger Sub entered into the Merger Agreement with Legacy Montana. On March 14, 2024, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Montana, with Legacy Montana surviving the Merger as a wholly owned subsidiary of XPDB.

As part of the Business Combination, Legacy Montana Equityholders received consideration (“Merger Consideration”). After giving effect to the conversion of all outstanding Legacy Montana preferred units into Legacy Montana Class B common units, which occurred prior to the effective time of the Merger, the Merger Consideration was paid (i) in the case of holders of Legacy Montana Class B common units and Legacy Montana Class C common units, in the form of newly issued shares of Class A common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to one vote per share on all matters submitted to a vote of the holders of Class A common stock, whether voting separately as a class or otherwise, (ii) in the case of holders of Legacy Montana Class A common units, in the form of newly issued shares of Class B common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the Post-Combination Company entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company, and (iii) in the case of holders of Legacy Montana options, each outstanding Legacy Montana option, whether vested or unvested, were converted into an option to purchase, upon the same terms and conditions as are in effect with respect to the corresponding Legacy Montana option immediately prior to the Closing, including with respect to vesting and termination-related provisions, a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (x) the number of Legacy Montana common units underlying such option immediately prior to the Closing and (y) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per Legacy Montana common unit underlying such option immediately prior to the Closing divided by (B) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement.

Immediately prior to the Closing, 100% of the total outstanding Legacy Montana Class A common units and 7% of the total outstanding Legacy Montana Class B common units (or an aggregate of approximately 18% of the total outstanding Legacy Montana Class A units and Legacy Montana Class B units) were held by unitholders that continue as directors, officers, employees or contractors of the Post-Combination Company. The retention of certain holders of Legacy Montana options who continues as directors, officers or employees of the Post-Combination Company (whose responsibilities include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Legacy Montana does not believe that such targets are achievable absent the continued involvement of such persons. The Post-Closing Company is expected to provide competitive compensation, benefits and equity awards (pursuant to the terms of the Incentive Plan) to these individuals following the Business Combination in order to incentivize these individuals to continue to provide services to the Post-Combination Company.

The holders of Legacy Montana equity securities (“Eligible Equityholders”) have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) (“Earnout Shares”) only upon full completion of construction and operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components or assemblies based on the terms of the agreement (See Note 11).

Upon the Closing of the Business Combination, and following the conversion of the XPDB Class B common stock to Class A common stock, the sponsor of XPDB beneficially owns 6,827,969 shares of Class A common stock, of which (i) 5,447,233 shares automatically vested (and shall not be subject to forfeiture) at the Closing and (ii) 1,380,736 shares (“Subject Vesting Shares”) shall be vested and no longer be subject to forfeiture as follows:

1.	During the Vesting Period, a portion of the Subject Vesting Shares shall vest, from time to time, simultaneously with any Earnout Stock Payment, with the number of vesting shares calculated as (A) the aggregate number of Subject Vesting Shares outstanding immediately after the Closing multiplied by (B) the fraction of (x) the applicable Earnout Milestone Amount divided by (y) the Maximum Earnout Milestone Amount; and

2.	(A) 690,368 shall vest at such time that the volume weighted average price of Class A common stock on the Nasdaq as reported by Bloomberg L.P. equals or exceeds $12.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30 consecutive trading day period during the vesting period; or (B) if, prior to the $12.00 vesting time, any Subject Vesting Shares have vested simultaneously with any Earnout Stock Payment, then (x) if the number of Subject Vesting Shares that have vested exceeds 690,368, then no additional Subject Vesting Shares shall vest and (y) if the number of Subject Vesting Shares that have vested is less than 690,368 (the “Deficit Amount”), then a number of Subject Vesting Shares equal to 690,368 less the Deficit Amount shall vest; and

3.	Any remaining Subject Vesting Shares shall vest in full at the same time that the volume weighted average price of Class A common stock on the Nasdaq as reported by Bloomberg L.P. equals or exceeds $14.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period.

On March 8, 2024, XPDB and the PIPE investor entered into the Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the PIPE investors for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to PIPE investors up to an additional 840,336 shares of Class A common stock (“True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares are considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 – Fair Value Measurements.

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on March 14, 2024, which, for accounting purposes, was treated as the equivalent of Montana Technologies LLC issuing stock for the net assets of XPDB, accompanied by a recapitalization. Under this method of accounting, XPDB was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

Legacy Montana was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Following Closing, the Legacy Montana Equityholders had the greatest voting interest in the Post-Combination Company;

●	The Post-Combination Company Board immediately after Closing had six members, and Legacy Montana nominated the majority of the members of the Post-Combination Company Board at Closing;

●	The ongoing operations of the Post-Combination Company was comprised of Legacy Montana operations;

●	Legacy Montana’s existing senior management became the senior management of the Post-Combination Company; and

●	The intended strategy and operations of the Post-Combination Company continued Legacy Montana’s prior strategy and operations.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $7.5 million as a result of the Business Combination inclusive of $5.0 million from the PIPE investment, offset by total transaction costs and other fees totaling of $7.5 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2024:

Cash-trust and cash, net of redemptions	$2,455,361
Add: Proceeds from PIPE investment	4,999,998
Less: transaction costs and advisory fees, paid	(7,455,359)
Net proceeds from the Business Combination	—
Less: Earnout Shares liability	(53,721,000)
Less: Subject Vesting Shares liability	(11,792,000)
Less: True Up Shares liability	(555,000)
Less: accounts payable and accrued liabilities combined	(9,054,854)
Less: transaction costs incurred in 2024	(972,103)
Add: other, net	374,377
Reverse recapitalization, net	$(75,720,580)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

XPDB Class A common stock, outstanding prior to the Business Combination	10,608,178
Less: Redemption of XPDB Class A common stock	(10,381,983)
Class A common stock of XPDB	226,195
XPDB Class B common stock, outstanding prior to the Business Combination	7,187,500
PIPE subscription	588,235
Business Combination Class A common stock	8,001,930
Legacy Montana Shares	45,821,482
Class A and B Common Stock immediately after the Business Combination	53,823,412

The number of Legacy Montana shares was determined as follows:

	Legacy Montana Units	Montana’s Shares after conversion ratio
Class A Common Stock	1,725,418	41,061,840
Class A Common Stock	200,000	4,759,642

Public and private placement warrants

The 14,375,000 Public Warrants issued at the time of XPDB’s initial public offering, and 11,125,000 warrants issued in connection with private placement at the time of XPDB’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Redemption

Prior to the closing of the Business Combination, certain XPDB public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 10,381,983 shares of XPDB Class A common stock for an aggregate payment of $112,697,086.

Note 5 — VARIABLE INTEREST ENTITY

AirJoule, LLC

On January 25, 2024, the Company entered into a joint venture formation framework agreement (the “Framework Agreement”) with GE Ventures LLC, a Delaware limited liability company (“GE Vernova”), and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which the Company and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of the Company and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize the Company’s AirJoule® water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa, and Australia.

Upon the closing of the transaction on March 4, 2024, (the “JV Closing”), each party to the agreement entered into (i) an amended and restated limited liability company agreement of the AirJoule JV (the “A&R Joint Venture Agreement”), pursuant to which, among other things, the AirJoule JV has the exclusive right to manufacture and supply products incorporating the combined technologies to leading original equipment manufacturers and customers in the Americas, Africa and Australia, (ii) master services agreements, pursuant to which, among other things, each party to the agreement agree to provide certain agreed services to the AirJoule JV for a period of at least two years following the JV Closing (unless earlier terminated by the parties thereto) and (iii) an intellectual property agreement, pursuant to which, among other things, each of the Company and GE Vernova Parent license certain intellectual property to the AirJoule JV.

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

The business and affairs of the A&R Joint Venture Agreement shall be managed by a Board of Managers, consisting of two managers (including the chairman) appointed by the Company and two managers appointed by GE Vernova. Following the second anniversary of the JV Closing, if the Board of Managers reach an impasse that cannot be resolved through the process set forth in the A&R Joint Venture Agreement, the A&R Joint Venture Agreement generally provides that the Company may require GE Vernova to sell GE Vernova’s 50% interest to the Company or GE Vernova may require the Company to purchase GE Vernova’s 50% interest, but only, in each case, if the GE Match Date has not yet occurred. The price for GE Vernova’s interest will depend on the fair market value of the interest, as set forth in the A&R Joint Venture Agreement, with a minimum value of approximately $5 million. The A&R Joint Venture Agreement also provides similar call and put rights with respect to GE Vernova’s interest if the GE Match Date does not occur by the sixth anniversary of the JV Closing or if the Company is acquired by a competitor of GE Vernova.

In the event that a change in applicable laws or regulations has a material adverse effect on GE Vernova’s interest in the AirJoule JV, or GE Vernova determines that the Company fails to meet certain financial performance benchmarks, GE Vernova may require the Company to purchase GE Vernova’s interest for a total purchase price of $1.00.

As described in Note 3, AirJoule, LLC is a variable interest entity which the Company consolidates. Accordingly, the assets and liabilities contributed by the Company, as the primary beneficiary, were initially recorded at their previous carrying amounts in a manner consistent with the accounting under ASC 805-50-30 for transactions between legal entities under common control. The assets and liabilities contributed by GE Vernova met the definition of a business under ASC 805-10-55-3A. Consequently, the assets, including the assembled workforce and processes contributed by GE Vernova, which was determined to be a business and is not under common control was measured by the Company in accordance with ASC 805-20 and ASC 805-30. Accordingly, the assets, liabilities, and non-controlling interests of the VIE were measured at fair value as of the date the Company was determined to be the primary beneficiary (the “acquisition date”), which includes the recognition of goodwill and other intangible assets, if any.

Subsequently, the assets, liabilities, and non-controlling interests of the VIE will be consolidated in the Company’s financial statements and profits and losses of the VIE will be allocated to the non-controlling interest held by GE Vernova. Intercompany transactions will be eliminated upon consolidation.

The preliminary fair values of the assets contributed by GE Vernova, which are presented in the table below, and the related preliminary accounting are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of AirJoule, LLC. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The following table presents the fair value of the assets and non-controlling interest of the VIE at the date the Company was determined to be the primary beneficiary, or March 4, 2024. Any potential adjustments made could be material in relation to the values presented in the table below.

In-process research and development	$365,300,000
Goodwill	247,233,000
Non-controlling interests	$(612,533,000)

(1)	Goodwill represents the excess value over the intangible assets acquired and liabilities assumed. The goodwill recognized represents value the Company expects to be created by the expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

(2)	Identifiable indefinite-lived intangible assets were comprised of the in-process research and development related to technology of GE Vernova totaling $365.3 million.

As discussed more fully below, the primary areas of the purchase price allocation that are not yet finalized include the following: (1) finalizing the review and valuation of acquired goodwill and in-process research and development (including key assumptions, inputs and estimates); (2) finalizing the review and valuation of other acquired assets, assumed liabilities, and noncontrolling interest; and (3) finalizing the related tax impacts of the acquisition. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.

The fair value of in-process research and development for GE’s technology was determined utilizing the relief-from royalty method. The key inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date, Level 3 measurements. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

The fair value of non-controlling interests was determined by applying the ownership percentage of 50% to the enterprise value of the AirJoule JV which was determined using an income approach, specifically the discounted cash flow method. This approach calculates fair value by estimating the after-tax cash flows and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful to determine the AirJoule enterprise value because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s discounted cash flow analysis and reflects the Company’s best estimates for stable, perpetual growth. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its future expected cash flows. The Company corroborated the valuation that arose from the discounted cash flow approach by performing a market capitalization reconciliation of Montana Technologies.

The table below reflects the preliminary carrying amounts and classifications of AirJoule, LLC assets and liabilities which are included in the condensed consolidated balance sheet as of March 31, 2024 and are subject to change.

As of March 31, 2024
Assets:
Current assets:
Cash	$10,011,901
Total current assets	10,011,901
Property and equipment, net	1,390
Goodwill	247,233,000
In-process research and development	365,300,000
Total assets	$622,546,291
Liabilities:
Current liabilities:
Accounts payable	$775
Accrued expenses and other liabilities	65,279
Total current liabilities	66,054
Total liabilities	$66,054

Non-controlling Interests

The Company recognizes non-controlling interests related to its consolidated VIE and provides a roll forward of the non-controlling interests balance, as follows:

Total
Balance as of March 4, 2023 (initial recognition date)	$612,533,000
Net loss attributable to non-controlling interests	(26,382)
Balance as of March 31, 2024	$612,506,618

Our condensed consolidated assets as of March 31, 2024 include total assets of the variable interest entity of $622.5 million which cannot be used by us to settle the obligations of other entities. Our condensed consolidated liabilities as of March 31, 2024 include total liabilities of the variable interest entity of $0.07 million. The liabilities of the consolidated VIE are the obligations of the VIE and its creditors have no recourse to the general credit or assets of the Company.

Note 6 — GOODWILL AND IN-PROCESS RESEARCH AND DEVELOPMENT

Goodwill

As part of entering into the AirJoule JV agreement, the Company recognized goodwill in an amount of $247,233,000, as of March 4, 2014. There was no change in the carrying amount of goodwill from March 4, 2024 to March 31, 2024.

In-process research and development

The following table summarizes net fair value of research and development cost related to AirJoule, LLC :

	March 31, 2024	March 4, 2024
In-process research and development	$365,300,000	$365,300,000
Total intangible assets	365,300,000	365,300,000
Less: Impairment charge	—	—
Total amortizable intangible assets, net	$365,300,000	$365,300,000

There was no change in the carrying amount of in-process research and development from March 4, 2024 to March 31, 2024.

Note 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	March 31, 2024	December 31, 2023
Accrued royalty (see Note 12)	$62,500	$150,000
Accrued payroll	36,056	22,481
Professional services	6,143,825	58,021
Engineering consulting	—	1,700
Business development	129,342	1,425
Accrued other	409,516	10,813
	$6,781,239	$244,440

Note 8 — LEASES

As discussed in Note 9, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $6,000 for the for the three months ended March 31, 2024 and 2023, and were included in general and administrative costs in the condensed consolidated statements of operations.

On March 1, 2024, the Company’s entered into an operating property lease with an initial term of 5 years, with an option to extend for another five-year term which is not reasonably certain to extend. Lease expenses under this lease were $3,198 and $0 for the three months ended March 31, 2024 and 2023, respectively, and was included in general and administrative costs in the condensed consolidated statements of operations. Total cash paid for operating leases was $2,475 per month with a remaining term of 60 months and a discount rate of 4.69%.

At March 31, 2024, approximate future minimum rental payments required under the lease agreement are as follows:

Operating Lease
Remainder of 2024	$22,275
2025	36,700
2026	39,370
2027	40,945
2028	42,582
Thereafter	10,714
Total undiscounted lease payments	192,586
Less: effects of discounting	(21,747)
Operating Lease Liability	$170,839

Classified as:
Current lease liabilities	$22,981
Non-current lease liabilities	$147,858

Note 9 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 8. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of March 31, 2024 and December 31, 2023, $0 and $2,000 were owing under this agreement and included in accounts payable on the condensed consolidated balance sheets.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three months ended March 31, 2024 and 2023, $60,000 was accrued for these services and included in general and administrative expenses on the condensed consolidated statement of income. As of March 31, 2024 and March 31, 2023, $10,000 was owing under this agreement and included in accounts payable on the condensed consolidated balance sheets. On May 1, 2024, this consultancy agreement was terminated.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three months ended March 31, 2024 and 2023, $15,000 was accrued for these services and included in research and development expenses on the condensed consolidated statement of income. As of March 31, 2024 and March 31, 2023, $2,500 was owing under this agreement and included in accounts payable on the condensed consolidated balance sheets.

Due to related party

Commencing on December 9, 2021 through the consummation of the initial Business Combination, XPDB agreed to pay affiliates of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon the close of the Business combination, the Company assumed $540,000 related to this agreement and is reported in due to related parties on the accompanying condensed consolidated balance sheets.

In 2023, the sponsor contributed $900,000 to the XPDB trust account in connection with extending the XPDB’s termination date pursuant to the approval of the extension amendment proposal. Upon the close of the Business combination, the Company assumed this balance and is reported in due to related parties on the accompanying condensed consolidated balance sheets.

Related Party Equity transactions

As described in Note 10, Montana Technologies LLC completed a private placement subscription agreement and a preferred equity financing of which TEP Montana, LLC (“TEP Montana”) was a participant. The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

Note 10 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common stock — The Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 49,063,770 shares and 32,731,583 shares of common stock issued and outstanding, respectively. Each share of Common Stock has one vote and has similar rights and obligations.

Class B Common stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 4,759,642 shares issued and outstanding. Each share entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the Post-Combination Company entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company.

Shares of Class B common stock shall be convertible into shares of Class A common stock on a one-for-one basis (i) at any time and from time to time at the option of the holder thereof or (ii) automatically upon on the earliest to occur of (a) the date that is seven (7) years from the date of the Second Amended and Restated Certificate of Incorporation and (b) the first date on which the permitted Class B owners cease to own, in the aggregate, at least 33.0% of the number of shares of Class B common stock issued and held by the permitted Class B owners immediately following the effective time of the Business Combination (or as to which the permitted Class B owners are entitled to as of such time), in each case, as equitably adjusted to reflect any stock splits, reverse stock splits, stock dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction (such date, the “Automatic Conversion Date”), each outstanding share of Class B Common Stock shall automatically, without any further action by the Corporation or any stockholder, convert into one (1) fully paid and nonassessable share of Class A common stock. Following such conversion, the reissuance of all shares of Class B common stock shall be prohibited, and such shares of Class B common stock shall be retired and may not be reissued.

Warrants

As part of XPDB’s initial public offering (“IPO”), XPDB issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, XPDB completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. At March 31, 2024, there are 14,375,000 Public Warrants and 11,125,000 Private Placement warrants outstanding.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) was not transferable, assignable or saleable until 30 days after the consummation of the Business Combination (except, among other limited exceptions, to the Company’s officers and directors and other persons or entities affiliated with the XPDB’s sponsor and anchor investors) and they will not be redeemable by the Company. Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period.

If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the product of the number of shares of the Company’s common stock underlying the warrants multiplied by the excess of the “10 day average closing price” (defined below) as of the date prior to the date on which notice of exercise is sent or given to the warrant agent, less the warrant exercise price by (y) the 10 day average closing price. The “10 day average closing price” means, as of any date, the average last reported sale price (defined below) of the shares of the Company’s common stock as reported during the 10 trading day period ending on the trading day prior to such date. “Last reported sale price” means the last reported sale price of the Company’s common stock on the date on which the notice of exercise of the warrant is sent to the warrant agent.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Subscription Agreements

During the first quarter of 2024, Legacy Montana entered into common unit subscription agreements (the “Subscription Agreements”), with certain investors (the “Investors”), bringing aggregate transaction proceeds expected at closing to over $50,000,000. Pursuant to the Subscription Agreements, and subject to the conditions set forth therein, the Investors agreed to purchase from Legacy Montana, and Legacy Montana agreed to issue and sell to the Investors, an aggregate number of Class B common Units as will convert into an aggregate of 5,807,647 shares of the Montana Technologies Corporation’s Class A common stock upon the closing of the Business Combination between the Company and XPDB resulting in cash proceeds of approximately $40.0 million. As of March 31, 2024, approximately $6.0 million of proceeds have not been received yet and is recorded as a subscription receivable.

Equity financing

Montana Technologies LLC completed a preferred equity financing during February 2023 with TEP Montana, and issued 4,426 Series B Preferred Units in conjunction with this transaction. Upon close of the Business combination, these shares were converted to 105,331 Class A Common stock of the Company.

Exercise of warrants

In January, February and March 2024, 14 warrant holders of Legacy Montana exercised their warrants to purchase a total of 380,771 Class A common stock, as converted, for a total purchase price of $45,760.

Options

On April 5, 2023, Legacy Montana granted 383,151 options, as converted, exercisable for Class A Common stock to key team members of Legacy Montana. The options immediately vested, had an exercise price of $0.49, as converted, a term of seven years, and a grant date fair value of $0.14, as converted.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant.

In January, February and March 2024, 13 option holders exercised their options to purchase a total of 2,141,839 Class A common stock, as converted, for a total purchase price of $56,250.

As of March 31, 2024, of the 1,335,080 options that are outstanding, 594,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 285,579 options expire on April 8, 2031 and 383,151 options expire on April 4, 2030.

Note 11 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$-	$-	$61,393,000	$61,393,000
True Up Shares liability	-	-	286,000	286,000
Subject Vesting Shares liability	-	-	14,217,000	14,217,000
Total liabilities	$-	$-	$75,896,000	$75,896,000

Earnout Shares

The holders of Legacy Montana equity securities (“Eligible Equityholders”) have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) (“Earnout Shares”). The maximum value of the Earnout Shares is capped at $200 million (“Maximum Earnout Milestone Amount”) and the ability to receive Earnout Shares expires on the fifth anniversary of the Closing. A majority of the independent members of the Post-Combination Company Board then serving has sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Legacy Montana Equityholders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Legacy Montana Equityholder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Legacy Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Legacy Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Post-Combination Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Post-Combination Company Board.

If the conditions for payment of the Earnout Shares are satisfied and assuming all originally designated holders of Legacy Montana options are then still providing services to the Post-Combination Company on the date such condition is met, approximately 21% of the aggregate Earnout Shares will be payable to the holders of Legacy Montana options (subject to the holder’s continued service with the Post-Combination Company or its subsidiaries through the applicable payment date) and 79% of the aggregate Earnout Shares will be payable to the holders of Legacy Montana common units, in accordance with their respective pro rata share immediately following the Closing.

The settlement of the Earnout Shares to the holders of Legacy Montana common units contains variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The Earnout Shares to the holders of Legacy Montana options are subject to ASC 718 and are accounted for as post-combination compensation cost.

The estimated fair value of the Earnout Shares was determined with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with six production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected XPDB’s management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics represent contractual inputs. Assumptions such as risk-free rate, stock price, volatility, and discount rate were based on market data. See the following summary of key inputs:

	As of March 31, 2024	As of March 14, 2024
Stock Price (1)	$11.29	10.00
Volatility	35%	35%
Risk free rate of return	4.17%	4.24%
Expected term (in years)	5.0	5.0

(1)	At March 14, 2024, the $10.00 price represents the Business Combination price.

For the three months ended March 31, 2024
Earnout Shares Liability as of December 31, 2023	$—
Assumed in the reverse recapitalization	53,721,000
Change in fair value	7,672,000
Balance as of March 31, 2024	$61,393,000

As of March 31, 2024 and March 14, 2024, the estimated fair value of all the Earnout Shares ($61.4 million and $53.7 million, respectively) represents approximately 4,702,064 and 4,627,294 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represent the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to be issued to holders of Legacy Montana options accounted for under ASC 718) upon the achievement of certain Earnout milestones.

True Up Shares liability

As discussed in note 4, on March 8, 2024, XPDB and the PIPE investor entered into the Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the PIPE investors for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, XPDB may be required to issue to PIPE investors up to an additional 840,336 shares of Class A common stock (“True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 – Fair Value Measurements.

The following table presents the changes in the fair value of the True Up Shares liability at March 31, 2024.

For the three months ended March 31, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	555,000
Change in fair value	(269,000)
Balance as of March 31, 2024	$286,000

The estimated fair value of the true up share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the True Up Shares considered the 15-day average price over the one-year period following the Closing Date.

Subject Vesting Shares liability

In connection with the execution of the Merger Agreement and pursuant to the terms of the sponsor support agreement (the “Sponsor Support Agreement”) entered into among the XPDB sponsor, XPDB, Montana Technologies LLC and other holders of the Company’s Class B common stock, $0.0001 par value per share (the “Class B common stock”), the sponsor and the other holders of Class B common stock agreed to, among other things, (i) vote any Class A common stock, $0.0001 par value per share (the “Class A common stock”), of XPDB or Class B common stock (collectively, the “Sponsor Securities”), held of record or thereafter acquired in favor of the proposals presented by XPDB at a special meeting to approve the proposed Business Combination, (ii) be bound by certain other covenants and agreements related to the proposed Business Combination, (iii) be bound by certain transfer restrictions with respect to the Sponsor Securities and (iv) waive certain antidilution protections with respect to the Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. In addition, pursuant to the terms of the Sponsor Support Agreement, the Sponsor has agreed to waive its redemption rights with respect to any Sponsor Securities in connection with the completion of a Business Combination (which waiver was provided in connection with the IPO and without any separate consideration paid in connection with providing such waiver), has agreed not to transfer any public shares and founder shares held by it during the time prior to (i) Closing or (ii) the termination of the Business Combination Agreement, has agreed to waive anti-dilution protections and has agreed to subject certain of the shares of Combined Company Class A common stock held by Sponsor following the conversion of the founder shares as of the Closing to certain vesting provisions. Specifically, the Sponsor Support Agreement provides that as of immediately prior to (but subject to) the Closing, 1,380,736 shares of Combined Company Class A common stock held by the Sponsor following the conversion of the Founder Shares as of the Closing (the “Subject Vesting Shares”) will be subject to an earnout, with the Subject Vesting Shares vesting during the period beginning on the date of Closing and ending five (5) years following the date of Closing (i) simultaneously with the Earnout Payments made to the Montana equity holders in a proportionate amount to the payment achieved in relation to the maximum issuance of Earnout Shares of equity interests of $200 million (the “Performance Vesting Trigger”) and (ii) up to 50% of the Subject Vesting Shares (including any vested Subject Vesting Shares from the Performance Vesting Trigger) vesting on any day following the Closing when the closing price of a share of Combined Company Class A common stock on the Nasdaq (the “Closing Share Price”) equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) and all remaining Subject Vesting Shares vesting when the Closing Share Price equals or exceeds $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The following table presents the changes in the fair value of the Subject Vesting Shares liability at March 31, 2024.

For the three months ended March 31, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	11,792,000
Change in fair value	2,425,000
Balance as of March 31, 2024	$14,217,000

The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount.

Items Measured at Fair Value on a Non-recurring Basis:

The Company’s non-financial assets, such as goodwill, in-process research and development, right-of-use assets, and property and equipment, are measured at fair value when acquired and when there is impairment. The fair value of the non-controlling interest in AirJoule’s JV was determined on March 4, 2024, the date of the agreement. See Note 5 -Variable Interest Entity.

Note 12 — COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal matters arising in the normal course of business. In the opinion of the Company’s management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

Risks and Uncertainties

The Company, as an early-stage business without any current operations, product sales or revenue, has historically been dependent upon the sourcing of external capital to fund its overhead and product development costs. This is a typical situation for any early-stage company without product sales to be in.

License Agreement

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, $62,500 and $150,000, respectively, was accrued by the Company in the accompanying condensed consolidated balance sheets.

Future minimum royalties are as follows as of March 31, 2024:

Remainder of 2024	$187,500
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, the Company entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). The Company and CATL US both own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 (the “A&R Joint Venture Agreement”), the Company and CATL US have each agreed to contribute $6 million to CAMT. Of this $6 million, we expect to make an initial contribution of $2 million prior to December 31, 2024, with the remaining $4 million contributed when requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of the Company and CATL US) will be subject to the prior mutual agreement of the Company and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by the Company. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or the Company in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and the Company or all directors. As of March 31, 2024, no amount was funded to CAMT.

The purpose of the Company’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the A&R Joint Venture Agreement, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT as of March 31, 2024.

Letter Agreement

On January 7, 2024, the Legacy Montana entered into a letter agreement (the “Letter Agreement”) with XPDB and Carrier Corporation, an affiliate of Carrier Global Corporation (NYSE: CARR), a global leader in intelligent climate and energy solutions (collectively with its affiliates, “Carrier”), pursuant to which Carrier, XPDB and the Company agreed, among other things, to provide Carrier the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors for so long as Carrier satisfies certain investment conditions, following the Business Combination. Pursuant to the terms of the agreement, Carrier has nominated its director.

Note 13 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 20, 2024, which is the date the financial statements were available to be issued. The Company’s management has identified the following subsequent events:

Subscription Receivable

On May 9, 2024 and May 10, 2024, the Company received $6.0 million owing under the Subscription Agreements.

Termination of consultancy agreement

On May 1, 2024, the Company terminated the consultancy agreements with the affiliate companies of the CEO and CAO and entered into employment agreements with the CEO and CAO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, and our audited financial statements as of the year ended December 31, 2023, included in Form 8-K filed with the SEC on March 20, 2024

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Montana,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Montana Technologies Corporation (formerly Montana Technologies LLC.) and its consolidated subsidiaries, and (ii) prior to the Business Combination, Montana (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Company Overview

We are an atmospheric renewable energy and water harvesting technology company that aims to provide energy and cost-efficient, sustainable dehumidification, evaporative cooling and atmospheric water generation. As compared to currently existing HVAC systems, our AirJoule technology is designed to reduce energy consumption, minimize/eliminate harmful refrigerants, and generate material cost efficiencies. AirJoule is a climate solution technology that harvests the untapped supply of renewable thermal energy in water vapor in the atmosphere in an effort to provide significant energy efficiency gains in HVAC and a potential source of potable water. We are focused on scaling manufacturing through global joint ventures and deploying AirJoule units worldwide as a key part of the solution to address global warming and water scarcity.

Growth Strategy and Outlook

The AirJoule system seeks to address two of the world’s most problematic issues: increasing demand for comfort cooling and rising water stress. We estimate that our Total Addressable Market (“TAM”) globally is approximately $455 billion, comprised of a TAM in the HVAC sector of approximately $355 billion and a TAM in the atmospheric water harvesting sector of approximately $100 billion. We obtained the HVAC estimate from an independent report prepared by thebrainyinsights.com and the atmospheric harvesting estimate from conversations with water.org.

We aim to offer our products and services in global markets where demand for comfort cooling and water stress are highest. In light of our proprietary technology, we believe that we are uniquely positioned to provide curated solutions that satisfy our customers’ needs and expectations within the HVAC and atmospheric water harvesting sectors. Additionally, with several partnerships in place and a rapidly growing pipeline of new opportunities, we believe that we possess the potential for global scalability at attractive margins. We anticipate that our existing partnerships with Pacific Northwest National Laboratory, BASF (an international chemical company), and CATL (an international lithium-ion electric vehicle battery manufacturer) will help accelerate manufacturing of materials and components as well as provide product validation and commercialization. See “— Our Competitive Strengths — Our Partners.”

We believe that we have a capital efficient and highly scalable business model. We estimate that a capital expenditure investment of less than $25 million per production line to coat aluminum contactors has the potential to generate approximately $50 million in Annualized EBITDA per line for the Company.

Recent Developments

Recapitalization

Power & Digital Infrastructure Acquisition II Corp. (“XPDB”) previously entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2023, as amended on February 5, 2024, with XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB (“Merger Sub”), and pursuant to which, on March 14, 2024, Merger Sub was merged with and into Legacy Montana, with Legacy Montana surviving the merger as a wholly-owned subsidiary of XPDB (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Power & Digital Infrastructure Acquisition II Corp.” to “Montana Technologies Corporation.”

Prior to the Recapitalization, all of the outstanding preferred units of Legacy Montana were converted to Class B common units. As a result of the Business Combination, (i) each issued and outstanding Class B common unit and Class C common unit of Legacy Montana was converted into the right to receive approximately 23.8 shares of newly issued shares of Class A common stock of Montana Technologies Corporation, (ii) each issued and outstanding Class A common unit of Legacy Montana converted into the right to receive approximately 23.8 shares of newly issued shares of Class B common stock, par value $0.0001 per share, of Montana Technologies Corporation and (iii) each option to purchase common units of Legacy Montana converted into the right to receive an option to purchase Class A common stock of Montana Technologies Corporation having substantially similar terms to the corresponding option, including with respect to vesting and termination-related provisions, except that such options represented the right to receive a number of shares of Class A common stock equal to the number of common units subject to the corresponding option immediately prior to the effective time of the merger multiplied by approximately 23.8.

 The recapitalization was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, although XPDB acquired the outstanding equity interests in Legacy Montana at the Closing, XPDB is treated as the “acquired company” and Legacy Montana was treated as the accounting acquirer for financial statement purposes.  Accordingly, the Business Combination was treated as the equivalent of Legacy Montana issuing stock for the net assets of XPDB, accompanied by a recapitalization.

Furthermore, the historical financial statements of Legacy Montana became the historical financial statements of the Company upon the consummation of the merger. As a result, the condensed consolidated financial statements reflect (i) the historical operating results of Legacy Montana prior to the merger; (ii) the combined results of XPDB and Legacy Montana following the close of the merger; (iii) the assets and liabilities of Legacy Montana at their historical cost and (iv) Legacy Montana’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

In connection with the Recapitalization, XPDB entered into a subscription agreement (the “Subscription Agreement”) with a certain investor (the “PIPE Investor”), pursuant to which, among other things, the PIPE Investor agreed to subscribe for and purchase from XPDB, and XPDB agreed to issue and sell to the PIPE Investor, an aggregate of 588,235 newly issued shares of Class A common stock (the “Committed Shares”) on the terms and subject to the conditions set forth therein. On March 14, 2024, in connection with the Business Combination, the Company consummated the issuance and sale of the Committed Shares to the PIPE Investor.

After giving effect to the Recapitalization, the redemption of Class A common stock in connection with the Special Meeting and the consummation of the issuance and sale of the Committed Shares, there were 53,823,412 shares of Company Common Stock issued and outstanding, consisting of 49,063,770 shares of Class A common stock and 4,759,642 shares of Class B common stock issued and outstanding. Of those shares, 45,821,456 were issued to holders of Legacy Montana equity securities in respect of such Legacy Montana equity securities, representing approximately 85.5% of the Company’s voting power at the Closing.

The Company’s Class A common stock and public warrants to purchase Class A common stock commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “AIRJ” and “AIRJW,” respectively, on March 15, 2024.

Subscription agreements

Prior to the Closing, Montana entered into common unit subscription agreements (the “Subscription Agreements”) with certain investors party thereto (the “Investors”), resulting in Aggregate Transaction Proceeds in the Business Combination of approximately $43,365,000 million. Pursuant to the Subscription Agreements, and subject to the conditions set forth therein, the Investors agreed to purchase from Montana and Legacy Montana agreed to issue and sell to the Investors, an aggregate number of Legacy Montana Class B Common Units as converted into an aggregate of 5,807,647 shares of Class A common stock (such shares, the “Conversion Shares”) upon the Closing as part of the consideration relating thereto. As of March 31, 2024, there was a $6,000,000 receivable under this agreement and is reported as subscription receivable on the condensed consolidated statement of equity.

Variable Interest Entity

On January 25, 2024, Montana entered into a joint venture formation framework agreement (the “Framework Agreement”) with GE Ventures LLC, a Delaware limited liability company (“GE Vernova”), and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of Montana and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize Legacy Montana’s AirJoule® water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa, and Australia.

Upon the closing of the transaction on March 4, 2024, (the “JV Closing”), each party to the agreement entered into (i) an amended and restated limited liability company agreement of the AirJoule JV (the “A&R Joint Venture Agreement”), pursuant to which, among other things, the AirJoule JV has the exclusive right to manufacture and supply products incorporating the combined technologies to leading original equipment manufacturers and customers in the Americas, Africa and Australia, (ii) master services agreements, pursuant to which, among other things, each party to the agreement agree to provide certain agreed services to the AirJoule JV for a period of at least two years following the JV Closing (unless earlier terminated by the parties thereto) and (iii) an intellectual property agreement, pursuant to which, among other things, each of the Company and GE Vernova Parent license certain intellectual property to the AirJoule JV.

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

The business and affairs of the A&R Joint Venture Agreement shall be managed by a Board of Managers, consisting of two managers (including the chairman) appointed by the Company and two managers appointed by GE Vernova. Following the second anniversary of the JV Closing, if the Board of Managers reach an impasse that cannot be resolved through the process set forth in the A&R Joint Venture Agreement, the A&R Joint Venture Agreement generally provides that the Company may require GE Vernova to sell GE Vernova’s 50% interest to the Company or GE Vernova may require the Company to purchase GE Vernova’s 50% interest, but only, in each case, if the GE Match Date has not yet occurred. The price for GE Vernova’s interest will depend on the fair market value of the interest, as set forth in the A&R Joint Venture Agreement, with a minimum value of approximately $5 million. The A&R Joint Venture Agreement also provides similar call and put rights with respect to GE Vernova’s interest if the GE Match Date does not occur by the sixth anniversary of the JV Closing or if the Company is acquired by a competitor of GE Vernova.

In the event that a change in applicable laws or regulations has a material adverse effect on GE Vernova’s interest in the AirJoule JV, or GE Vernova determines that the Company fails to meet certain financial performance benchmarks, GE Vernova may require the Company to purchase GE Vernova’s interest for a total purchase price of $1.00.

AirJoule, LLC is a variable interest entity which the Company consolidates. Accordingly, the assets and liabilities contributed by the Company, as the primary beneficiary, were initially recorded at their previous carrying amounts in a manner consistent with the accounting under ASC 805-50-30 for transactions between legal entities under common control. The assets and liabilities contributed by GE Vernova met the definition of a business under ASC 805-10-55-3A. Consequently, the assets, including the assembled workforce and processes contributed by GE Vernova, which was determined to be a business and is not under common control was measured by the Company in accordance with ASC 805-20 and ASC 805-30. Accordingly, the assets, liabilities, and non-controlling interests of the VIE were measured at fair value as of the date the Company was determined to be the primary beneficiary (the “acquisition date”), which includes the recognition of goodwill and other intangible assets, if any.

Subsequently, the assets, liabilities, and non-controlling interests of the VIE will be consolidated in the Company’s financial statements and profits and losses of the VIE will be allocated to the non-controlling interest held by GE Vernova. Intercompany transactions will be eliminated upon consolidation.

Appointment of additional executive officers

On May 7, 2024, the Company announced the expansion of its management team, including the appointment of a new Chief Financial Officer (“CFO”) and the transition of the previous CFO to the role of Chief Administrative Officer (“CAO”).

Key Financial Definitions/Components of Results

Revenue

The Company anticipates that it will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of March 31, 2024 no revenue has been earned.

Operating Expenses

We classify our operating expenses into the following categories:

●	Research and development expense. Research and development expense includes internal personnel, parts, prototypes and third-party consulting costs related to preliminary research and development of the Company’s products.

●	General and administrative expense. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.

●	Sales and marketing expense. Sales and marketing expense consists primarily of business development professional fees, advertising and marketing costs.

●	Depreciation expense: Depreciation expense consists of depreciation of Montana’s property and equipment.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Share-Based Compensation

We account for share-based compensation arrangements granted to employees in accordance with ASC Topic 718, “Compensation: Stock Compensation,” by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term, price volatility of the underlying stock, risk-free interest rate, and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the award.

We estimate the fair value of Earnout Shares awards underlying stock options, which is considered a compensatory award and accounted for under ASC 718, Share-Based Compensation, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation.

Earnout Shares Liability

In connection with the Reverse Recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Montana Equityholders are entitled to receive the Earnout Shares upon the Company achieving certain Earnout Milestones (as described in the Merger Agreement). The settlement of the Earnout Shares to the holders of Legacy Montana common units contain variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with six production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. Expected EBITDA assumes that each production line will achieve equivalent production generating $50 million of Annualized EBITDA. The commission dates used reflected management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics represent contractual inputs. The contingent Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815-40; therefore, the Class A common stock (the “True Up Shares”) is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed consolidated statements  of operations. The fair value of the derivative liability is discussed in Note 11.

The Subject Vesting Shares liability was an assumed liability of XPDB in the Merger as described in Note 4 - Recapitalization. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

Business Combinations

We evaluate whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, we apply judgement to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. We measure goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets and liabilities combined, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a variation of the income approach, whereby a forecast of future cash flows attributable to the asset is discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s expected useful life. When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, we report provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Non-controlling Interests

The Company recognizes non-controlling interests related to its consolidated VIEs in the condensed consolidated balance sheets as a component of equity, separate from the Company’s stockholders’ equity. Changes in the Company’s ownership interest in a consolidated VIE that do not result in a loss of control are accounted for as equity transactions. The non-controlling interests related to its consolidated VIEs are initially recorded at fair value. The Company records adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled. Distributions to holders of non-controlling interests are adjusted to the respective non-controlling interest holders’ balance.

The amount of net loss attributable to non-controlling interests is included in consolidated net loss on the face of the condensed consolidated statements of operations.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The impairment assessment includes an evaluation of various reporting units, which is an operating segment or one reporting level below the operating segment. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at October 1. No impairment loss was recognized as of March 31, 2024.

In-Process Research & Development

In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

In-Process Research and Development (“IPR&D”) acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the recognition date fair value. IPR&D relates to amounts that arose in connection with the consolidation of AirJoule, LLC. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with AirJoule, LLC, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate the development asset, including: (i) probability of successfully completing and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

The annual, or interim (if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future processes, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs. No impairment loss was recognized as of March 31, 2024.

Warrants

We determine the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Montana is described in Note 3, Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2024 and 2023.

	For the Three Months ended
	March 31,		Dollar
	2024	2023	Change
Expenses
General and administrative	$827,576	$218,175	$609,401
Research and development	896,613	604,944	291,669
Sales and marketing	37,725	10,423	27,303
Depreciation expense	1,145	1,085	60
Loss from operations	(1,763,059)	(834,627)	928,432

Other income (expenses):
Interest Income	38,236	-	38,236
Change in fair value of Earnout Shares liability	(7,672,000)	-	(7,672,000)
Change in fair value of True Up Shares liability	269,000	-	269,000
Change in fair value of Subject Vesting Shares	(2,425,000)	-	(2,425,000)
Other income (loss), net	(9,789,764)	-	(9,789,764)

Income (loss) before benefit from (provision for) income taxes	(11,552,823)	(834,627)	(10,718,196)
Net income (loss)	$(11,552,823)	$(834,627)	$(10,718,196)

Net Loss attributable to Non-Controlling Interest	(26,382)	-	(26,382)

Net loss Attributable to Shareholders of the Company	$(11,526,441)	$(834,627)	$(10,691,814)

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 was $827,576 as compared to $218,175 for the three months ended March 31, 2023. The $609,401 increase in general and administrative reflects increases in professional services such as legal and audit and accounting. Montana expects that its general and administrative expense will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended March 31, 2024 was $896,613 as compared to $604,944 for the three months ended March 31 2023. The $291,669 increase in research and development reflects increases in personnel and prototype related costs as the Company continues to develop its products and technology. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended March 31, 2024 was $37,725 as compared to $10,423 for the three months ended March 31, 2023. Montana expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2024 and 2023 were $1,145 and $1,085, respectively.

Interest Income

Interest income of $38,236 for the three months ended March 31, 2024 is a result of an increase in cash balance after the close of the Business Combination.

Fair value of Earnout Shares liability

Upon consummation of the Business Combination, the Company assumed approximately $53.7 million in earnout shares liability. The change in fair value of $7.7 million during the three months ended March 31, 2024 is recognized as other expenses for the period.

Fair value of Subject Vesting Shares liability

Upon consummation of the Business Combination, the Company assumed approximately $11.8 million in earnout shares liability. The change in fair value of $2.4 million during the three months ended March 31, 2024 is recognized as other expenses for the period.

Fair value of True Up Shares liability

Upon consummation of the Business Combination, the Company assumed approximately $555,000 in earnout shares liability. The change in fair value of $269,000 during the three months ended March 31, 2024 is recognized as other income for the period.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors. The Company had an accumulated deficit of $43.7 million as of March 31, 2024. As of March 31, 2024, the Company had $26.2 million of working capital including $37.4 million in cash.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures and other general corporate services. The Company’s primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of its technology and the development of market and strategic relationships with other businesses and customers.

With the consummation of the Business Combination and Subscription Agreements (as described above), the Company received proceeds of approximately $40 million in March 2024, after giving effect to XPDB’s stockholder redemptions and payment of transaction expenses, which will be utilized to fund our product development, operations and growth plans. We believe that as a result of the Business Combination our existing cash and cash equivalents, as well as proceeds received from the Business Combination and cash received from Subscription Agreements, will be sufficient to fund operations for the next year from the date the financial statements were issued.

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

Contractual Obligations and Commitments

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, $62,500 and $150,000, respectively, was accrued by the Company in the accompanying condensed consolidated balance sheet.

Future minimum royalties are as follows as of March 31,2024:

Remainder of 2024	$187,500
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, we entered into a joint venture agreement with CATL US, an affiliate of CATL, pursuant to which we and CATL US formed CAMT, a limited liability company organized under the laws of Hong Kong. Legacy Montana and CATL US each own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 (the “A&R Joint Venture Agreement”), Legacy Montana and CATL US have each agreed to contribute $6 million to CAMT. Of this $6 million, we expect to make an initial contribution of $2 million prior to December 31, 2024, with the remaining $4 million contributed when requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of March 31, 2024, the Company has not funded this joint venture or contributed any assets to the joint venture.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the A&R Joint Venture Agreement, CAMT has the exclusive right to commercialize AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment.

Cash flows for the three months ended March 31, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(5,439,983)	$(803,634)
Net cash used in investing activities	(1,450)	-
Net cash provided by financing activities	$42,494,907	$255,861

Cash flows from operating activities

Net cash used in operating activities was $5,439,983 during the three months ended March 31, 2024 compared to net cash used in operating activities of $803,634 during the three months ended March 31, 2023. The period-to-period change was a result of Montana’s net loss for the period and a decrease in accounts payable and accrued expenses and other liabilities due to payments made partially offset by the change in fair value of earnout shares liability, change in fair value of True Up Shares and the change in fair value of Subject Vesting Shares.

Cash flows Used in Investing Activities

Net cash used in investing activities was $1,450 during the three months ended March 31, 2024 as a result of the purchase of fixed assets.

Cash flows from financing activities

For the three months ended March 31, 2024, net cash provided by financing activities was $42,494,907 compared to net cash flow from financing activities of $255,861 during the three months ended March 31, 2023. The period-to-period change was primarily due to higher proceeds from the issuance of Legacy Montana common stock related to private placements prior to the Merger, and the exercise of stock options and warrants, partially offset by transaction costs incurred by Legacy Montana.

Off balance sheet arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2024.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of XPDB’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of VIE accounting for the AirJoule JV. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering the addition of staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, other than noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. As a result of the closing of the Business Combination, the risk factors previously disclosed in part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 no longer apply. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see below as well as the section in our Registration Statement on Form S-1 filed with the SEC on April 12, 2024 (as amended) (the “Form S-1”) titled “Risk Factors.” As of the date hereof, other than as disclosed below, there have been no material changes to the risk factors disclosed in the Form S-1.. Any of the factors referenced below or the factors disclosed in the Form S-1 in the section titled “Risk Factors” could result in a significant or material adverse effect on our results of operations or financial condition, and additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal controls over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the Securities and Exchange Commission (”SEC”) implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404.

When evaluating our internal control over financial reporting, we may identify material weaknesses and significant deficiencies and, as of March 31, 2024, our management concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of VIE accounting for the AirJoule JV. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously identified financial results. Management has developed and is implementing a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe.

There is no assurance that another material weaknesses or significant deficiencies will not occur or that we will be able to remediate such material weaknesses or significant deficiencies in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of capital stock issued by us within the quarterly period ended in March 31, 2024. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

PIPE Investment

In connection with the Closing, on March 14, 2024, the Company consummated that certain subscription agreement the (the “PIPE Subscription Agreement”) entered into by XPDB and a certain investor (the “PIPE Investor”), pursuant to which the Company issued and sold to the PIPE Investor an aggregate of 588,235 newly issued shares of Class A common stock on the terms and subject to the conditions set forth in the PIPE Subscription Agreement at a purchase price of $8.50 per share for aggregate gross proceeds to the Company of $5,000,000. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Montana Technologies LLC, XPDB Merger Sub, LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., Montana Technologies LLC and XPDB Merger Sub LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).
2.3	Second Amended and Restated Certificate of Incorporation of Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)
3.2	Second Amended and Restated Bylaws of Montana Technologies Corporation. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)

4.1	Public Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.2	Private Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
10.1	Amended and Restated Registration Rights Agreement, dated as of March 14, 2024, by and among Montana Technologies Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.2†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.4+	Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.5+	Montana Technologies Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.6	Joint Ventura Formation Framework Agreement, dated as of January 25, 2024, by and among the Registrant, GE Ventures, LLC and GE Vernova LLC.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) *

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTANA TECHNOLOGIES CORPORATION

May 20, 2024	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer