Form 10-Q/A
period 2024-03-31
Montana Technologies Corp.
filed 2024-08-23
CIK 1855474

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

As of August 22, 2024, there were 51,016,028 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 4,759,642 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Background of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the three-month period ended March 31, 2024 (the “Amended Report”) filed by Montana Technologies Corporation (“we”, “us”, “our”, “Montana” or the “Company”) amends and restates certain information in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2024 (the “Original Report”).

As described in the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2024, on August 12, 2024, the Board of Directors of the Company (the “Board”), in consultation with management and upon the recommendation of the audit committee of the Board determined that the previously filed unaudited condensed consolidated financial statements of the Company as of and for the three month period ended March 31, 2024, can no longer be relied upon as the result of accounting errors identified by management in the course of a consultation process with the U.S. Securities and Exchange Commission (the “SEC”) relating to the erroneous consolidation as a variable interest entity, or “VIE”, of the Company’s interest in the AirJoule, LLC (the “AirJoule JV”) which should have been accounted for based upon the equity method.

In the Original Report, the Company concluded that it was the primary beneficiary because a de facto agency relationship existed with GE Vernova, and the Company was the most closely associated. Accordingly, the Company consolidated the AirJoule JV in the condensed consolidated financial statements. Through consultation with the SEC, it was determined that the de facto agency guidance was misapplied and could not be used to conclude that the Company is the primary beneficiary.

Additionally, during the preparation of the Amended Report, management identified a misstatement and adjustment needed to the transaction costs incurred in connection with the Business Combination. Originally the Company had recorded certain transaction costs, including the recognition of the Earnout Shares liability, as a reduction in equity. Upon further consideration of the nature of the transaction as a reverse recapitalization and the amount of proceeds resulting from the Business Combination, it was determined that these costs should have been expensed as part of the transaction.

Therefore, the Company is restating its unaudited condensed consolidated financial statements to account for its investment in the AirJoule JV based upon the equity method and to expense certain transactions costs relating to the Business Combination within the statement of operations.

Items Amended in this Amended Report

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety. However, only the following items of the Original Report are revised in this Amended Report, solely as a result of and to reflect the restatement and conditions related to the restatement described above.

Part I, Item 1: Condensed Consolidated Financial Statements (Unaudited)

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4: Controls and Procedures

Part II, Item 6: Exhibits

As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, our principal executive officer and principal financial officer have provided new certifications, which are included in this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as it relates to the restatements described above with related disclosures, this Amended Report does not reflect events occurring after the date of the Original Report. Among other things, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

MONTANA TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited) (Restated)	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) (Restated) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 (Unaudited) (Restated) and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2024 (Unaudited) (Restated) and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 (Unaudited) (Restated) and 2023 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Restated)	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls And Procedures	35

Part II - Other Information		36

Item 1.	Legal Proceedings	36

Item 1a.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		39

i

Part 1 - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2024	2023
Assets	(As Restated)
Current assets
Cash	$27,417,369	$375,796
Prepaid expenses and other assets	486,338	126,971
Total current assets	27,903,707	502,767
Operating lease right-of-use asset	170,117	49,536
Property and equipment, net	2,747	3,832
Investment in AirJoule, LLC	343,473,618	-
Total assets	$371,550,189	$556,135

Liabilities and Stockholders’ equity (deficit)
Current liabilities
Accounts payable	$431,000	$2,518,763
Accrued transaction fees	3,077,107	3,644,100
Other accrued expenses	6,715,959	244,440
Due to related parties	1,440,000	-
Operating lease liability, current	22,981	22,237
Total current liabilities	11,687,047	6,429,540
Earnout Shares liability	61,393,000	-
True Up Shares liability	286,000	-
Subject Vesting Shares liability	14,217,000	-
Operating lease liability, non-current	147,858	27,299
Deferred tax liability	85,725,163	-
Total liabilities	$173,456,068	$6,456,839
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$-	$-
Class A Common stock, $0.0001 par value; 600,000,000 authorized shares and 49,063,770 and 32,731,583 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,907	3,274
Class B Common stock, $0.0001 par value; 50,000,000 authorized shares and 4,759,642 shares issued and outstanding as of March 31, 2024 and December 31, 2023	476	476
Subscription receivable	(6,000,000)	-
Additional paid-in capital	39,701,547	11,263,647
Retained earnings (Accumulated deficit)	164,387,191	(17,168,101)
Total stockholders’ equity (deficit)	198,094,121	(5,900,704)
Total liabilities and stockholders’ equity (deficit)	$371,550,189	$556,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Costs and expenses:
General and administrative	$813,239	$218,175
Research and development	846,157	604,944
Sales and marketing	37,725	10,423
Transaction costs incurred in connection with business combination	54,693,103	-
Depreciation and amortization	1,085	1,085
Loss from operations	(56,391,309)	(834,627)

Other income, net:
Interest income	26,146	-
Gain on contribution to AirJoule, LLC	333,500,000
Equity loss from investment in AirJoule, LLC	(26,382)
Change in fair value of Earnout Shares liability	(7,672,000)	-
Change in fair value of True Up Shares liability	269,000
Change in fair value of Subject Vesting Shares	(2,425,000)	-
Total other income, net	323,671,764	-

Income (Loss) before income taxes	267,280,455	(834,627)
Income tax expense	(85,725,163)	-
Net income (loss)	$181,555,292	$(834,627)

Weighted average Class A common stock outstanding, basic	37,155,326	32,599,213
Basic net income (loss) per share, Class A common stock	$4.33	$(0.02)
Weighted average Class A common stock outstanding, diluted	38,631,753	32,599,213
Diluted net income (loss) per share, Class A common stock	$4.18	$(0.02)

Weighted average Class B common stock outstanding, basic	4,759,642	4,759,642
Basic net income (loss) per share, Class B common stock	$4.33	$(0.02)

Weighted average Class B common stock outstanding, diluted	4,759,642	4,759,642
Diluted net income (loss) per share, Class B common stock	$4.18	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended March 31, 2024

(As Restated)

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	-	$-	-	$-	$-	$-	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	-	11,263,647	-	-
Balance at December 31, 2023	$-	$-	32,731,583	$3,274	4,759,642	$476	$-	$11,263,647	$(17,168,101)	$(5,900,704)
Issuance of common stock	-	-	5,807,647	581	-	-	(6,000,000)	49,364,419	-	43,365,000
Exercise of warrants	-	-	380,771	38	-	-	-	45,722	-	45,760
Exercise of options	-	-	2,141,839	214	-	-	-	56,036	-	56,250
Reverse capitalization, net of transaction costs	-	-	8,001,930	800	-	-	-	(21,028,277)	-	(21,027,477)
Net income, as restated	-	-	-	-	-	-	-	-	181,555,292	181,555,292
Balance at March 31, 2024, as restated	$-	$-	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	$39,701,547	$164,387,191	$198,094,121

For the Three Months Ended March 31, 2023

	Members’	Preferred	Class A common stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Contribution	Units	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	$2,047,872	$8,902,226	-	$-	-	$-	$-	$(5,788,985)	$5,161,113
Retroactive application of recapitalization	(2,047,872)	(8,902,226)	32,547,718	3,255	4,759,642	476	10,946,367	-	-
Balance at December 31, 2022	$-	$-	32,547,718	$3,255	4,759,642	$476	$10,946,367	$(5,788,985)	$5,161,113
Issuance of class A common stock	-	-	105,331	11	-	-	255,850	-	255,861
Net loss	-	-	-	-	-	-	-	(834,627)	(834,627)
Balance at March 31, 2023	$-	$-	32,653,049	$3,266	4,759,642	$476	$11,202,217	$(6,623,612)	$4,582,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)
Cash Flows from Operating Activities
Net income/(loss)	$181,555,292	$(834,627)
Adjustment to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	1,085	1,085
Deferred tax expense	85,725,163	-
Amortization of operating lease right-of-use assets	52,068	5,211
Change in fair value of Earnout Shares liability	7,672,000	-
Change in fair value of True Up Shares liability	(269,000)	-
Change in fair value of Subject Vesting Shares liability	2,425,000	-
Gain on contribution to AirJoule, LLC	(333,500,000)	-
Equity loss from investment in AirJoule, LLC	26,382	-
Non-cash transaction costs in connection with business combination	53,721,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,010	12,576
Operating lease liabilities	(51,346)	(5,211)
Accounts payable	(2,675,093)	40,279
Accrued expenses, accrued transaction costs and other liabilities	(1,122,998)	(22,948)
Net cash used in operating activities	(6,425,437)	(803,635)

Cash Flows from Investing Activities
Investment in AirJoule, LLC	(10,000,000)	-
Net cash used in investing activities	(10,000,000)	-

Cash Flows from Financing Activities
Proceeds from the exercise of warrants	45,760	-
Proceeds from the exercise of options	56,250	-
Proceeds from the issuance of common stock	43,365,000	255,861
Net cash provided by financing activities	43,467,010	255,861
Net increase (decrease) in cash	27,041,573	(547,774)
Cash, beginning of period	375,796	5,211,486
Cash, end of the period	$27,417,369	$4,663,712

Supplemental Non-Cash investing and financing activities:

Initial recognition of True Up Shares liability	$555,000	$-
Initial recognition of Subject Vesting Shares liability	$11,792,000	$-
Initial recognition of ROU asset and operating lease liability	$172,649	$-
Liabilities combined in recapitalization, net	$8,680,477	$-
Contribution to AirJoule, LLC of license to technology	$333,500,000	$-

Supplemental Cash flow information:
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(As Restated)

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

Montana Technologies Corporation (the “Company”) was established to pursue the development and expected commercialization of various technological innovations and may engage in any activity or purpose permitted for a corporation organized in Delaware. The Company has created a transformational technology that provides significant energy efficiency gains in air conditioning and comfort cooling applications, as well as a potential source of potable water, all through its proprietary “AirJoule®” units.

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

Furthermore, the historical financial statements of Legacy Montana became the historical financial statements of the Company upon the consummation of the merger. As a result, the condensed consolidated financial statements reflect (i) the historical operating results of Legacy Montana prior to the Business Combination; (ii) the combined results of XPDB and Legacy Montana following the Closing; (iii) the assets and liabilities of Legacy Montana at their historical cost and (iv) Legacy Montana’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination. See Note 5 – Recapitalization (As Restated) for further details of the Business Combination.

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

On January 25, 2024, the Company entered into a joint venture formation framework agreement with GE Ventures LLC, a Delaware limited liability company and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company, pursuant to which the Company and GE Vernova agreed, subject to the terms and conditions of the framework agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of the Company and GE Vernova will each hold a 50% interest. The joint venture transaction closed on March 4, 2024. AirJoule, LLC, the entity formed under this agreement is included under the equity method of accounting within these financial statements (See Note 6 – Equity Method Investment (As Restated)).

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2024, the Company identified errors related to: 1) the accounting for the AirJoule JV, which was incorrectly consolidated as a VIE instead of being accounted for using the equity method: and 2) the treatment of certain transaction costs incurred in connection with the Company’s Business Combination which should have been charged to expense instead of equity.

In previously issued financial statements, the Company concluded that it was the primary beneficiary because a de facto agency relationship existed with GE Vernova, and the Company was the most closely associated. Accordingly, the Company consolidated the AirJoule JV in the condensed consolidated financial statements. It was subsequently determined that the de facto agency guidance was misapplied and could not be used to conclude that the Company is the primary beneficiary.

Additionally, management identified a misstatement related to the transaction costs incurred in connection with the Business Combination. Originally the Company had recorded certain transaction costs, including the recognition of the Earnout Shares liability, as a reduction in equity. Upon further consideration of the nature of the transaction as a reverse recapitalization and the amount of proceeds resulting from the Business Combination, it was determined that these costs should have been expensed as part of the transaction.

Therefore, the Company is restating its unaudited condensed consolidated financial statements to account for its investment in the AirJoule JV based upon the equity method and to expense certain transactions costs relating to the Business Combination within the statement of operations.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment to convert AirJoule JV from consolidation to equity method	Adjustment for expensing of transaction costs	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2024 (unaudited)
Cash	$37,429,270	$(10,011,901)	$-	$27,417,369
Total current assets	37,915,608	(10,011,901)	-	27,903,707
Property and equipment, net	4,137	(1,390)	-	2,747
In process research and development	365,300,000	(365,300,000)	-	-
Goodwill	247,233,000	(247,233,000)	-	-
Investment in AirJoule, LLC	-	343,473,618	-	343,473,618
Total assets	650,622,862	(279,072,673)	-	371,550,189
Accounts Payable	431,774	(774)	-	431,000
Other accrued expenses	6,781,239	(65,280)	-	6,715,959
Total current liabilities	11,753,101	(66,054)	-	11,687,047
Deferred tax liabilities	-	85,725,163	-	85,725,163
Total liabilities	87,796,959	85,659,109	-	173,456,068
Additional paid-in capital	-	-	39,701,547	39,701,547
Retained earnings (Accumulated deficit)	(43,686,098)	247,774,836	(39,701,547)	164,387,191
Total Montana Technologies Corporation stockholders’ equity (deficit)	(49,680,715)	49,680,715	-	-
Non-controlling interest	612,506,618	(612,506,618)	-	-

Total stockholders’ equity (deficit)	562,825,903	(364,731,782)	-	198,094,121
Total liabilities and stockholders’ equity (deficit)	650,622,862	(279,072,673)	-	371,550,189

Condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2024 (unaudited)
Formation of AirJoule, LLC	$612,533,000	$(612,533,000)	$-	-
Reverse capitalization, net of transaction costs –
Additional paid-in capital	(60,729,824)	-	39,701,547	(21,028,277)
Retained earnings (accumulated deficit)	(14,991,556)	-	14,991,556	-
Total stockholders’ equity (deficit)	(75,720,580)	-	54,693,103	(21,027,477)

Net income (loss)	(11,526,441)	247,801,218	(54,693,103)	181,555,292

Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 (unaudited)
General and administrative	$827,576	$(14,337)	$-	$813,239
Research and development	896,613	(50,456)	-	846,157
Transaction costs incurred in connection from business combination	-	-	54,693,103	54,693,103
Depreciation and amortization	1,145	(60)	-	1,085
Loss from operations	(1,763,059)	64,853	(54,693,103)	(56,391,309)
Interest income	38,236	(12,090)	-	26,146
Gain on contribution to AirJoule, LLC	-	333,500,000	-	333,500,000
Equity loss from investment in AirJoule, LLC	-	(26,382)	-	(26,382)
Total other income (expense), net	(9,789,764)	333,461,528	-	323,671,764
Income (loss) before income taxes	(11,552,823)	333,526,381	(54,693,103)	267,280,455
Income tax expense	-	(85,725,163)	-	(85,725,163)
Net income (loss)	(11,552,823)	247,801,218	(54,693,103)	181,555,292
Net loss attributable to non-controlling interest	(26,382)	26,382	-	-
Net loss attributable to common stockholders of the Company	(11,526,441)	11,526,441	-	-

Basic net income (loss) per share, Class A	$(0.28)	$5.91	$(1.30)	$4.33
Basic Weighted average Class A common stock outstanding, Class A	36,916,955	238,371	-	37,155,326
Diluted weighted average shares outstanding, Class A	-	38,631,753	-	38,631,753
Diluted net income per share, Class A	$(0.28)	$5.72	$(1.26)	$4.18
Basic net income (loss) per share, Class B	$(0.28)	$5.91	$(1.30)	$4.33
Diluted net income (loss) per share, Class B	$(0.28)	$5.72	$(1.26)	$4.18

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 (unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(11,552,823)	$247,801,218	(54,693,103)	$181,555,292
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,145	(60)	-	1,085
Deferred tax expense	-	85,725,163	-	85,725,163
Gain on contribution to AirJoule, LLC	-	(333,500,000)	-	(333,500,000)
Equity loss from investment in AirJoule, LLC	-	26,382	-	26,382
Non-cash transaction costs in connection with business combination	-	-	53,721,000	53,721,000
Changes in operating assets and liabilities:
Accounts payable	(2,674,319)	(774)	-	(2,675,093)
Accrued expenses, accrued transaction costs and other liabilities	(1,057,718)	(65,280)	-	(1,122,998)
Net cash used in operating activities	(5,439,983)	(13,351)	(972,103)	(6,425,437)
Cash Flows from Investing Activities:
Purchases of fixed assets	(1,450)	1,450	-	-
Investment in AirJoule, LLC	-	(10,000,000)	-	(10,000,000)
Net cash used in investing activities	(1,450)	(9,998,550)	-	(10,000,000)
Cash Flow from Financing Activities:
Transaction costs - recapitalization	(972,103)	-	972,103	-
Net cash provided by financing activities	42,494,907	-	972,103	43,467,010
Net increase (decrease) in cash	37,053,474	(10,011,901)	-	27,041,573
Cash, end of the period	37,429,270	(10,011,901)	-	27,417,369
Non-cash investing and financing activities:
Initial recognition of earnout shares liability	53,721,000	-	(53,721,000)	-
Acquisition of business from GE Vernova in exchange for issuing non-controlling interest	612,533,000	(612,533,000)	-	-
Contribution to AirJoule, LLC of license to technology	-	333,500,000	-	333,500,000

In addition, all disclosures and amounts in the footnotes impacted by the restatement have also been corrected.

Note 3 — LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors. The Company had retained earnings of $164.4 million as of March 31, 2024. As of March 31, 2024, the Company had $16.2 million of working capital including $27.4 million in cash.

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

With the consummation of the Business Combination and Subscription Agreements (as described above and in Note 5 – Recapitalization (As Restated)), the Company received proceeds of approximately $40 million in March 2024, after giving effect to XPDB’s stockholder redemptions and payment of transaction expenses, which will be utilized to fund our product development, operations and growth plans.

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to its joint ventures by the other partners and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 6 – Equity Method Investment (As Restated) for further information. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

Note 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

Basis of Presentation and principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company owns a noncontrolling interest (50%) in an unconsolidated joint venture, AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. See further discussion of the Company’s unconsolidated affiliate in Note 6 – Equity Method Investment (As Restated).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include estimates of amortization and depreciation, fair values of Subject Vesting Shares and Earnout Shares liability (as such terms are defined in Note 5 — Recapitalization (As Restated)), consolidation analysis of JVs and other entities (including determination of primary beneficiary, VIE and consolidation), fair value of the initial investment in AirJoule, LLC, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates which could have a material effect on the financial condition and results of operations in future periods.

Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of March 31, 2024 and December 31, 2023, there were no cash equivalents on the Company’s condensed consolidated balance sheets. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of March 31, 2024 and December 31, 2023 were $879,681 and $114,254, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

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

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of operations. Under the equity method, the Company’s investments are initially measured and recognized using the cost accumulation model following the guidance in ASC 805-50-30. After initial recognition, the consolidated financial statements include the Company’s share of undistributed earnings or losses, and impairment, if any, until the date on which significant influence ceases.

The Company’s equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value. In evaluating whether a loss is other than temporary, the Company considers the length of time for which the conditions have existed and its intent and ability to hold the investment.

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

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. During the three months ended March 31, 2024, as a result of our contribution to AirJoule, LLC of a perpetual license to our intellectual property, measured at fair value resulting in a book gain, a temporary difference between book and tax arose. The temporary difference resulted in the recognition of a deferred tax expenses and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024 and December 31, 2023. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 6 – Equity Method Investment (As Restated) for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of March 31, 2024 and March 14, 2024.

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

The Company determined the Earnout Shares associated with employees are accounted for as compensation expense under FASB ASC Topic 718, Share-based Compensation (“ASC 718”). See “Share-Based Compensation” below.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815-40; therefore, the Class A common stock (the “True Up Shares”) is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB in the Merger as described in Note 5 – Recapitalization (As Restated). The Subject Vesting Shares vested and are no longer subject to forfeiture as described in Note 5. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718 by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

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

The Company estimates the fair value of Earnout Shares awards to employees, which is considered a compensatory award and accounted for under ASC 718, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through March 31, 2024 the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of March 31, 2024 was $16.6 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss), which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted income (loss) per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, and Earnout Shares, to the extent dilutive. For the three months ended March 31, 2024, dilutive shares included in the calculation or net income per share of common stock, utilizing the treasury stock method, were: 167,402 shares of common stock issuable upon the exercise of warrants and 1,309,025 shares of common stock issuable upon the exercise of stock options. For the three months ended March 31, 2024, Subject Vesting Shares, True Up Shares and Earnout Shares were not included in the calculation of dilutive net income per share as their conditions were not deemed satisfied for issuance as of March 31, 2024. For the three months ended March 31, 2023 warrants and stock options were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive.

The net income (loss) per share presented in the condensed consolidated statements of operations is based on the following for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss) - basic	$160,938,834	$20,616,458	$(728,293)	$(106,334)
Allocation of net income (loss) - diluted	$161,640,325	$19,914,967	$(728,293)	$(106,334)
Denominator:
Basic weighted average shares outstanding	37,155,326	4,759,642	32,599,213	4,759,642
Diluted weighted average shares outstanding	38,631,753	4,759,642	32,599,213	4,759,642
Basic net income (loss) per ordinary share	$4.33	$4.33	$(0.02)	$(0.02)
Diluted net income (loss) per ordinary share	$4.18	$4.18	$(0.02)	$(0.02)

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

Note 5 — RECAPITALIZATION (AS RESTATED)

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

Immediately prior to the Closing, 100% of the total outstanding Legacy Montana Class A common units and 7% of the total outstanding Legacy Montana Class B common units (or an aggregate of approximately 18% of the total outstanding Legacy Montana Class A units and Legacy Montana Class B units) were held by unitholders that continue as directors, officers, employees or contractors of the Post-Combination Company. The retention of certain employees who continues as directors, officers or employees of the Post-Combination Company (whose responsibilities include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Legacy Montana does not believe that such targets are achievable absent the continued involvement of such persons. The Post-Closing Company is expected to provide competitive compensation, benefits and equity awards (pursuant to the terms of the Incentive Plan) to these individuals following the Business Combination in order to incentivize these individuals to continue to provide services to the Post-Combination Company.

The holders of Legacy Montana equity securities (“Eligible Equityholders”) have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) (“Earnout Shares”) only upon full completion of construction and operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components or assemblies based on the terms of the agreement (See Note 11 – Fair Value Measurements).

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

As discussed in Note 1 - Organization and Business Operations, the Business Combination was consummated on March 14, 2024, which, for accounting purposes, was treated as the equivalent of Montana Technologies LLC issuing stock for the net assets of XPDB, accompanied by a recapitalization. Under this method of accounting, XPDB was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

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

Cash-trust and cash, net of redemptions	$2,455,361
Add: Proceeds from PIPE investment	4,999,998
Less: transaction costs and advisory fees, paid	(7,455,359)
Net proceeds from the Business Combination	-

Less: Subject Vesting Shares liability	(11,792,000)
Less: True Up Shares liability	(555,000)
Less: accounts payable and accrued liabilities combined	(9,054,854)

Add: other, net	374,377
Reverse recapitalization, net	$(21,027,477)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

XPDB Class A common stock, outstanding prior to the Business Combination	10,608,178
Less: Redemption of XPDB Class A common stock	(10,381,983)
Class A common stock of XPDB	226,195
XPDB Class B common stock, outstanding prior to the Business Combination	7,187,500
PIPE subscription	588,235
Business Combination Class A common stock	8,001,930
Legacy Montana Shares	45,821,482
Class A and B Common Stock immediately after the Business Combination	53,823,412

The number of Legacy Montana shares was determined as follows:

	Legacy Montana Units	Montana’s Shares after conversion ratio
Class A Common Stock	1,725,418	41,061,840
Class A Common Stock	200,000	4,759,642

Transaction Costs

During the three months ended March 31, 2024, based on the net proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the business combination, inclusive of the recognition of the earnout shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the business combination. See Note 11 – Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

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

Note 6 — EQUITY METHOD INVESTMENT (AS RESTATED)

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

AirJoule, LLC is a variable interest entity for which the Company has determined there is shared power with GE Vernova and therefore accounts for the VIE under the equity method of accounting.

The Company applies the equity method to an investment in common stock of a nonconsolidated entity. In addition to $10.0 million in cash, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule. In applying the equity method, the Company’s investment was initially recorded at fair value on the consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the following the guidance in ASC 610-20, Sale or Transfer of Non-financial assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statement of operations. As such the Company recognized a gain of $333.5 million (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented on the accompanying condensed consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805 - Business Combinations, and, as such there is a basis difference between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which as of March 31, 2024 have indefinite lives.

The Company determined the fair value of the IP license by applying the multi-period excess earnings method. The excess earnings valuation method estimates the value of the IP license equal to the present value of the incremental after-tax cash flows attributable to that IP license over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included projected revenues, probability of commercial success, and the discount rate. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 12.5%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

The Company’s share of the losses reported by AirJoule, LLC are classified as equity loss from investment in AirJoule, LLC. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following tables set forth certain financial information of AirJoule, LLC as of March 31, 2024 and for the three months ended March 31, 2024:

As of March 31, 2024

Total current assets	10,011,901
Total non-current assets	1,209,054,390
Total assets	$1,219,066,291

Total liabilities	$66,054
Equity	1,219,000,237
Total liabilities and equity	$1,219,066,291

For the period from March 4, 2024 to March 31, 2024
Revenue	$-
Net loss	$(52,763)

Note 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	March 31, 2024	December 31, 2023
Accrued royalty (see Note 12)	$62,500	$150,000
Accrued payroll	36,056	22,481
Professional services	6,143,825	58,021
Engineering consulting	-	1,700
Business development	129,342	1,425
Accrued other	344,236	10,813
	$6,715,959	$244,440

Note 8 — LEASES

As discussed in Note 9 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $6,000 for the three months ended March 31, 2024 and 2023, and were included in general and administrative costs in the condensed consolidated statements of operations.

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

Note 9 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 8 - Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of March 31, 2024 and December 31, 2023, $0 and $2,000 were owing under this agreement and included in accounts payable on the condensed consolidated balance sheets.

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

Related Party Equity transactions

As described in Note 10 – Stockholders’ Equity (Deficit), Montana Technologies LLC completed a private placement subscription agreement and a preferred equity financing of which TEP Montana, LLC (“TEP Montana”) was a participant. The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

Note 10 — STOCKHOLDERS’ EQUITY (DEFICIT)

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

If the conditions for payment of the Earnout Shares are satisfied and assuming all originally designated employees are then still providing services to the Post-Combination Company on the date such condition is met, approximately 21% of the aggregate Earnout Shares will be payable to employees and 79% of the aggregate Earnout Shares will be payable to the holders of Legacy Montana common units, in accordance with their respective pro rata share immediately following the Closing.

The settlement of the Earnout Shares to the holders of Legacy Montana common units contains variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The Earnout Shares to employees are subject to ASC 718 and are accounted for as post-combination compensation cost.

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

	As of March 31, 2024	As of March 14, 2024
Stock Price (1)	$11.29	$10.00
Volatility	35%	35%
Risk free rate of return	4.17%	4.24%
Expected term (in years)	5.0	5.0

(1)	At March 14, 2024, the $10.00 price represents the Business Combination price.

The following table presents the changes in the fair value of the Earnout Shares liability at March 31, 2024:

For the three months ended March 31, 2024
Earnout Shares Liability as of December 31, 2023	$-
Expensed as transaction costs of business combination	53,721,000
Change in fair value	7,672,000
Balance as of March 31, 2024	$61,393,000

As of March 31, 2024 and March 14, 2024, the estimated fair value of all the Earnout Shares ($61.4 million and $53.7 million, respectively) represents approximately 4,702,064 and 4,627,294 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represent the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to be issued to employees accounted for under ASC 718) upon the achievement of certain Earnout milestones.

True Up Shares liability

As discussed in Note 5 – Recapitalization (As Restated), on March 8, 2024, XPDB and the PIPE investor entered into the Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the PIPE investors for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, XPDB may be required to issue to PIPE investors up to an additional 840,336 shares of Class A common stock (“True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 - Fair Value Measurements.

The following table presents the changes in the fair value of the True Up Shares liability at March 31, 2024:

For the three months ended March 31, 2024
Balance as of December 31, 2023	$-
Assumed in the Business Combination	555,000
Change in fair value	(269,000)
Balance as of March 31, 2024	$286,000

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability at March 31, 2024:

For the three months ended March 31, 2024
Balance as of December 31, 2023	$-
Assumed in the Business Combination	11,792,000
Change in fair value	2,425,000
Balance as of March 31, 2024	$14,217,000

The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount.

Items Measured at Fair Value on a Nonrecurring Basis:

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 6 – Equity Method Investment (As Restated).

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

The purpose of the Company’s joint venture with CATL US is to commercialize our AirJoule® technology in Asia and Europe and, pursuant to the A&R Joint Venture Agreement, CAMT has the exclusive right to commercialize our AirJoule® technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT as of March 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2024. Like the other updated sections of this Form 10-Q/A, where specifically stated, the information in this section is reflective of the restatement, but no attempt has been made to modify this Item 2 of the Form 10-Q/A, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Quarterly Report.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024, as restated and 2023, and our audited financial statements as of the year ended December 31, 2023, included in Form 8-K filed with the SEC on March 20, 2024

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Company Overview

We are an atmospheric renewable energy and water harvesting technology company that aims to provide energy and cost-efficient, sustainable dehumidification, evaporative cooling and atmospheric water generation. As compared to currently existing HVAC systems, our AirJoule technology is designed to reduce energy consumption, minimize/eliminate harmful refrigerants, and generate material cost efficiencies. AirJoule® is a climate solution technology that harvests the untapped supply of renewable thermal energy in water vapor in the atmosphere in an effort to provide significant energy efficiency gains in HVAC and a potential source of potable water. We are focused on scaling manufacturing through global joint ventures and deploying AirJoule® units worldwide as a key part of the solution to address global warming and water scarcity.

Growth Strategy and Outlook

The AirJoule® system seeks to address two of the world’s most problematic issues: increasing demand for comfort cooling and rising water stress. We estimate that our Total Addressable Market (“TAM”) globally is approximately $455 billion, comprised of a TAM in the HVAC sector of approximately $355 billion and a TAM in the atmospheric water harvesting sector of approximately $100 billion. We obtained the HVAC estimate from an independent report prepared by thebrainyinsights.com and the atmospheric harvesting estimate from conversations with water.org.

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

Investment in AirJoule, LLC

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

We own 50% interest in AirJoule, LLC. A variable interest entity (“VIE”), AirJoule, LLC is to be consolidated by its primary beneficiary if the Company has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it does not meet the control criterion for consolidating AirJoule, LLC and, accordingly, accounts for its variable interest in AirJoule, LLC under the equity method.

In addition to $10.0 million in cash, we contributed a perpetual license in our intellectual property with a carrying value of zero in exchange for the investment in AirJoule. In applying the equity method, our investment was initially recorded at fair value on the consolidated balance sheet. As such the Company recognized a gain of $333.5 million (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented on the accompanying condensed consolidated statements of operations.

Our share of the losses reported by AirJoule, LLC are classified as equity loss from investment in AirJoule, LLC. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

Appointment of additional executive officers

On May 7, 2024, the Company announced the expansion of its management team, including the appointment of a new Chief Financial Officer (“CFO”) and the transition of the previous CFO to the role of Chief Administrative Officer (“CAO”).

Key Financial Definitions/Components of Results

Revenue

The Company anticipates that it will earn revenue from the sale of various key components that will be used in the assembly of AirJoule® systems. As of March 31, 2024 no revenue has been earned.

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.

●	Research and development expenses. Research and development expenses include internal personnel, parts, prototypes and third-party consulting costs related to preliminary research and development of the Company’s products.

●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

●	Transaction costs incurred in connection with business combination. Transaction costs represent the initial recognition of the earnout shares liability and fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

●	Depreciation expense: Depreciation expense consists of depreciation of Montana’s property and equipment.

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

While our significant accounting policies are described in more detail in Note 4 to our condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

The Company estimates the fair value of Earnout Shares awards to employees, which is considered a compensatory award and accounted for under ASC 718, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, the award is measured at fair value at the grant date and expense is recognized over the time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through March 31, 2024 the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of March 31, 2024 was $16.6 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

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

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815-40; therefore, the Class A common stock (the “True Up Shares”) is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 – Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB in the Merger as described in Note 5 – Recapitalization (As Restated). The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 5. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

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

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of operations. Under the equity method, the Company’s investments are initially measured and recognized using the cost accumulation model following the guidance in ASC 805-50-30. After initial recognition, the consolidated financial statements include the Company’s share of undistributed earnings or losses, and impairment, if any, until the date on which significant influence ceases.

The Company’s equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value. In evaluating whether a loss is other than temporary, the Company considers the length of time for which the conditions have existed and its intent and ability to hold the investment.

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

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2024 and December 31, 2023. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Montana is described in Note 4, Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2024 and 2023:

	For the Three Months ended
	March 31,		Dollar
	2024	2023	Change
Expenses	(as restated)
General and administrative	$813,239	$218,175	$595,064
Research and development	846,157	604,944	241,213
Sales and marketing	37,725	10,423	27,303
Transaction costs incurred in connection with business combination	54,693,103	-	54,693,103
Depreciation expense	1,085	1,085	-
Loss from operations	(56,391,309)	(834,627)	55,556,682

Other income (expenses):
Interest Income	26,146	-	26,146
Gain on contribution to AirJoule, LLC	333,500,000	-	333,500,000
Equity loss from investment in AirJoule, LLC	(26,382)	-	(26,382)
Change in fair value of Earnout Shares liability	(7,672,000)	-	(7,672,000)
Change in fair value of True Up Shares liability	269,000	-	269,000
Change in fair value of Subject Vesting Shares	(2,425,000)	-	(2,425,000)
Other income (loss), net	323,671,764	-	323,671,764

Income (loss) before income taxes	267,280,455	(834,627)	268,115,082
Income tax expense	85,723,163	-	85,723,163
Net income (loss)	$181,555,292	$(834,627)	$182,389,919

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 was $813,239 as compared to $218,175 for the three months ended March 31, 2023. The $595,064 increase in general and administrative reflects increases in professional services such as legal and audit and accounting. Montana expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended March 31, 2024 was $846,157 as compared to $604,944 for the three months ended March 31 2023. The $241,213 increase in research and development reflects increases in personnel and prototype related costs as the Company continues to develop its products and technology. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended March 31, 2024 was $37,725 as compared to $10,423 for the three months ended March 31, 2023. Montana expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Transaction Cost Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by Legacy Montana of approximately $1.0 million, which were paid in 2024.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1,085.

Interest Income

Interest income of $26,146 for the three months ended March 31, 2024 is a result of an increase in cash balance after the close of the Business Combination.

Fair value of Earnout Shares liability

Upon consummation of the Business Combination, the Company expensed approximately $53.7 million in earnout shares liability. The change in fair value of $7.7 million during the three months ended March 31, 2024 is recognized as other expenses for the period.

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

Gain on contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, we recognized a gain of $333,500,000 on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

The Company determined the fair value of the intellectual property by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate, Level 3 measurements. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, the Company’s discount rates, attrition rate and fair value estimates using its cash flow projections.

Equity loss on earnings from investment AirJoule, LLC

As previously noted, on January 25, 2024, we entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the period from March 4, 2024 to March 31, 2024, we recognized a loss of $26,382 from our 50% equity investment in the AirJoule JV.

Income Taxes

During the three months ended March 31, 2024, as a result of our contribution to AirJoule, LLC of a perpetual license to our intellectual property, measured at fair value resulting in a book gain, a temporary difference between book and tax arose. The temporary difference resulted in the recognition of a deferred tax expenses and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors. The Company had retained earnings of $164.4 million as of March 31, 2024. As of March 31, 2024, the Company had $16.2 million of working capital including $27.4 million in cash.

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

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”). The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

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

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule® technology in Asia and Europe and, pursuant to the A&R Joint Venture Agreement, CAMT has the exclusive right to commercialize AirJoule® technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment.

Cash flows for the three months ended March 31, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in thousands)	2024	2023
	(as restated)

Net cash used in operating activities	$(6,425,437)	$(803,635)
Net cash used in investing activities	(10,000,000)	-
Net cash provided by financing activities	$43,467,010	$255,861

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,425,437 during the three months ended March 31, 2024 compared to net cash used in operating activities of $803,635 during the three months ended March 31, 2023. The period-to-period change was a result of Montana’s net loss for the period, including transactions costs of the business combination, a decrease in accounts payable and accrued expenses and other liabilities due to payments made partially offset by the change in fair value of earnout shares liability, change in fair value of True Up Shares and the change in fair value of Subject Vesting Shares.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10,000,000 during the three months ended March 31, 2024 as a result of the contribution made to AirJoule, LLC.

Net Cash provided byFinancing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $43,467,010 compared to net cash flow from financing activities of $255,861 during the three months ended March 31, 2023. The period-to-period change was primarily due to higher proceeds from the issuance of Legacy Montana common stock related to private placements prior to the Merger, and the exercise of stock options and warrants.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with US GAAP which resulted in a restatement of the previously issued financial statements. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We are currently considering remedial procedures, including enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications, and considering the addition of staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, other than noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a public company, we are required to comply with the rules of the Securities and Exchange Commission (“SEC”) implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and to make annual assessments of our internal control over financial reporting pursuant to Section 404.

When evaluating our internal control over financial reporting, we may identify material weaknesses and significant deficiencies and, as of March 31, 2024, our management concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. Management has developed and is implementing a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Montana Technologies LLC, XPDB Merger Sub, LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., Montana Technologies LLC and XPDB Merger Sub LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).
2.3	Second Amended and Restated Certificate of Incorporation of Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)
3.2	Second Amended and Restated Bylaws of Montana Technologies Corporation. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)

4.1	Public Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.2	Private Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
10.1	Amended and Restated Registration Rights Agreement, dated as of March 14, 2024, by and among Montana Technologies Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.2†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.4+	Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.5+	Montana Technologies Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.6	Joint Venture Formation Framework Agreement, dated as of January 25, 2024, by and among the Registrant, GE Ventures, LLC and GE Vernova LLC.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) *

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

MONTANA TECHNOLOGIES CORPORATION

August 22, 2024	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer