Form 10-Q
period 2024-06-30
Montana Technologies Corp.
filed 2024-08-23
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

MONTANA TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls And Procedures	37

Part II - Other Information		38

Item 1.	Legal Proceedings	38

Item 1a.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		40

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$34,648,611	$375,796
Prepaid expenses and other current assets	1,307,501	126,971
Total current assets	35,956,112	502,767
Operating lease right-of-use asset	162,476	49,536
Property and equipment, net	8,085	3,832
Investment in AirJoule, LLC	342,892,830	—
Total assets	$379,019,503	$556,135

Liabilities and Stockholders’ equity (deficit)
Current liabilities
Accounts payable	$768,438	$2,518,763
Accrued transaction fees	50,000	3,644,100
Other accrued expenses	2,275,904	244,440
Operating lease liability, current	25,368	22,237
True Up Shares liability	422,000	—
Total current liabilities	3,541,710	6,429,540
Earnout Shares liability	48,329,000	—
Subject Vesting Shares liability	12,458,000	—
Operating lease liability, non-current	139,999	27,299
Deferred tax liability	84,487,339	—
Total liabilities	$148,956,048	$6,456,839
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$—	$—
Class A Common stock, $0.0001 par value; 600,000,000 authorized shares and 51,016,028 and 32,731,583 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,110	3,274
Class B Common stock, $0.0001 par value; 50,000,000 authorized shares and 4,759,642 shares issued and outstanding as of June 30, 2024 and December 31, 2023	476	476
Additional paid-in capital	52,240,783	11,263,647
Retained earnings (accumulated deficit)	177,817,086	(17,168,101)
Total stockholders’ equity (deficit)	230,063,455	(5,900,704)
Total liabilities and stockholders’ equity (deficit)	$379,019,503	$556,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs and expenses:
General and administrative	$3,211,205	$1,813,014	$4,024,444	$2,031,189
Research and development	1,050,804	1,099,143	1,896,961	1,704,087
Sales and marketing	74,841	128,153	112,566	138,576
Transaction costs incurred in connection with business combination	—	—	54,693,103	—
Depreciation and amortization	1,216	1,085	2,301	2,170
Loss from operations	(4,338,066)	(3,041,395)	(60,729,375)	(3,876,022)

Other income, net:
Interest income	216,480	3,551	242,626	3,551
Gain on contribution to AirJoule, LLC	—	—	333,500,000	—
Equity loss from investment in AirJoule, LLC	(580,788)	—	(607,170)	—
Change in fair value of Earnout Shares liability	13,064,000	—	5,392,000	—
Change in fair value of True Up Shares liability	(136,000)	—	133,000	—
Change in fair value of Subject Vesting Shares	1,759,000	—	(666,000)	—
Gain on settlement of legal fees	2,207,445	—	2,207,445	—
Total other income (expenses), net	16,530,137	3,551	340,201,901	3,551

Income (loss) before income taxes	12,192,071	(3,037,844)	279,472,526	(3,872,471)
Income tax benefit (expense)	1,237,824	—	(84,487,339)	—
Net income (loss)	$13,429,895	$(3,037,844)	$194,985,187	$(3,872,471)

Weighted average Class A common stock outstanding, basic	49,560,529	32,667,171	43,357,928	32,633,380
Basic net income (loss) per share, Class A common stock	$0.25	$(0.08)	$4.05	$(0.10)

Weighted average Class A common stock outstanding, diluted	51,358,716	32,667,171	44,995,234	32,633,380
Diluted net income (loss), per share, Class A common stock	$0.24	(0.08)	$3.92	$(0.10)

Weighted average Class B common stock outstanding, basic and diluted	4,759,642	4,759,642	4,759,642	4,759,642
Basic net income (loss) per share, Class B common stock	$0.25	$(0.08)	$4.05	$(0.10)

Diluted net income (loss) per share, Class B common stock	$0.24	(0.08)	$3.92	(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Six Months Ended June 30, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Balance at December 31, 2023	$—	—	$32,731,583	$3,274	4,759,642	$476	$—	$11,263,647	(17,168,101)	$(5,900,704)
Issuance of common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	56,250
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Net income	—	—	—	—	—	—	—	—	181,555,292	181,555,292
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	39,701,547	$164,387,191	$198,094,121
Issuance of common stock pursuant to June 2024 subscription agreement	—	—	1,238,500	124	—	—	—	12,384,876	—	12,385,000
Exercise of warrants	—	—	705,758	71	—	—	—	(71)	—	—
Exercise of options	—	—	8,000	8	—	—	—	3,912	—	3,920
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Stock based compensation	—	—			—	—	—	150,519	—	150,519
Net income	—	—	—	—	—	—	—	—	13,429,895	13,429,895
Balance at June 30, 2024	$—	$—	51,016,028	$5,110	4,759,642	$476	$—	52,240,783	$177,817,086	$230,063,455

For the Three and Six Months Ended June 30, 2023

	Members’	Preferred	Class A common stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Contribution	Units	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	$2,047,872	$8,902,226	—	$—	—	$—	$—	$(5,788,985)	$5,161,113
Retroactive application of recapitalization	(2,047,872)	(8,902,226)	32,547,718	3,255	4,759,642	476	10,946,367	—	—
Balance at December 31, 2022	$—	$—	$32,547,718	$3,255	$4,759,642	$476	$10,946,367	$(5,788,985)	$5,161,113
Issuance of class A common stock	—	—	105,331	11	—	—	255,850	—	255,861
Net loss	—	—	—	—	—	—	—	(834,627)	(834,627)
Balance at March 31, 2023	$—	$—	32,653,049	$3,266	4,759,642	$476	11,202,217	$(6,623,612)	$4,582,347
Issuance of common stock	—	—	71,395	7	—	—	8,573	—	8,580
Stock based compensation	—	—	—	—	—	—	52,000	—	52,000
Net loss	—	—	—	—	—	—	—	(3,037,844)	(3,037,844)
Balance at June 30, 2023	$—	$—	32,724,444	$3,273	4,759,642	$476	11,262,790	$(9,661,456)	$1,605,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$194,985,187	$(3,872,471)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,301	2,170
Deferred tax expense	84,487,339	—
Amortization of operating lease right-of-use assets	59,709	10,483
Change in fair value of Earnout Shares liability	(5,392,000)	—
Change in fair value of True Up Shares liability	(133,000)	—
Change in fair value of Subject Vesting Shares liability	666,000	—
Gain on contribution to AirJoule, LLC	(333,500,000)	—
Equity loss from investment in AirJoule, LLC	607,170	—
Non-cash transaction costs in connection with business combination	53,721,000	—
Gain on settlement of legal fees	(2,207,445)	—
Share-based compensation	150,519	52,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(806,153)	(100,733)
Operating lease liabilities	(56,818)	(10,483)
Accounts payable	(3,157,317)	121,883
Due to related party	(1,440,000)	—
Accrued expenses, accrued transaction costs and other liabilities	(5,563,053)	1,940,339
Net cash used in operating activities	(17,576,561)	(1,856,812)

Cash Flows from Investing Activities
Purchases of fixed assets	(6,554)	(96,025)
Investment in AirJoule, LLC	(10,000,000)	—
Net cash used in investing activities	(10,006,554)	(96,025)

Cash Flows from Financing Activities
Proceeds from the exercise of warrants	45,760	8,580
Proceeds from the exercise of options	60,170	—
Proceeds from the issuance of common stock pursuant to subscription agreements	61,750,000	—
Issuance of preferred units	—	255,861
Net cash provided by financing activities	61,855,930	264,441
Net increase (decrease) in cash	34,272,815	(1,688,396)
Cash, beginning of period	375,796	5,211,486
Cash, end of the period	$34,648,611	$3,523,090

Supplemental Non-Cash investing and financing activities:
Initial recognition of True Up Shares liability	$555,000	$—
Initial recognition of Subject Vesting Shares liability	$11,792,000	$—
Initial recognition of ROU asset and operating lease liability	$172,649	$—
Liabilities combined in recapitalization, net	$8,680,477	$—
Contribution to AirJoule, LLC of license to technology	$333,500,000	$—

Supplemental Cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTANA TECHNOLOGIES CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 25, 2024, the Company entered into a joint venture formation framework agreement with GE Ventures LLC, a Delaware limited liability company and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company, pursuant to which the Company and GE Vernova agreed, subject to the terms and conditions of the framework agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which each of the Company and GE Vernova will each hold a 50% interest. The joint venture transaction closed on March 4, 2024. AirJoule, LLC, the entity formed under this agreement is included under the equity method of accounting within these financial statements (See Note 5-Equity Method Investment).

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors. The Company had retained earnings of $177.8 million as of June 30, 2024. As of June 30, 2024, the Company had $32.4 million of working capital including $34.6 million in cash.

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

With the consummation of the Business Combination and Subscription Agreements, the Company received proceeds of approximately $40 million in March 2024, and $6 million in May 2024 and $12 million in June 2024, after giving effect to XPDB’s stockholder redemptions and payment of transaction expenses, which will be utilized to fund our product development, operations and growth plans.

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to its joint ventures by the other partners and the growth of our business generally. In March 2024, the Company contributed $10 million in cash to the AirJoule JV, the Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 - Equity Method Investment for further information.

In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure you that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

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

The Company owns a noncontrolling interest (50%) in an unconsolidated joint venture with GE Ventures LLC, the AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. See further discussion of the Company’s unconsolidated affiliate in Note 5 Equity Method Investment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include estimates of amortization and depreciation, fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 Recapitalization), consolidation analysis of JVs and other entities (including determination of primary beneficiary, VIE and consolidation), fair value of the initial investment in the AirJoule JV, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of June 30, 2024 and December 31, 2023, there were no cash equivalents on the Company’s condensed consolidated balance sheets. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of June 30, 2024 and December 31, 2023 were $34,083,529 and $114,254, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

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

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. During the six months ended June 30, 2024, as a result of our contribution to AirJoule, LLC of a perpetual license to our intellectual property, measured at fair value resulting in a book gain, a temporary difference between book and tax arose. The temporary difference resulted in the recognition of a deferred tax expenses and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2024 and December 31, 2023. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of June 30, 2024 and March 14, 2024.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Montana Equityholders (as defined below) are entitled to receive additional shares of Common Stock upon the Company achieving certain milestones. See Note 4 – Recapitalization. The settlement of the Earnout Shares to the Legacy Montana Equityholders depends on factors other than just the Company’s stock price. As such, management determined that the Earnout Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with six production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the earnout thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and achieve operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The 5 year term and overall settlement mechanics for the Earnout Shares represent contractual inputs. Management’s valuation of the Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

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

The True Up Shares issued under one of the Subscription Agreements do not qualify as equity under ASC 815-40; therefore, the True Up Shares” are required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 — Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB in the Merger as described in Note 4 – Recapitalization. The Subject Vesting Shares vested and are no longer subject to forfeiture as described in Note 4 – Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the Company’s stock price. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Shares was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the milestones associated with the Earnout Shares. Management’s valuation of the Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

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

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, such Earnout shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through June 30, 2024 the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of June 30, 2024 was $13.0 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss, which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, the Earnout Shares, True Up Shares and Subject Vesting Shares, to the extent dilutive. For the three and six months ended June 30, 2024, the Earnout Shares, True Up Shares and Subject Vesting Shares were not included in the calculation of dilutive net income per share as their conditions were not deemed satisfied for issuance as of June 30, 2024. For the three and six months ended June 30, 2023, due to a net loss the warrants and options were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive.

For the three months ended June 30, 2024, dilutive shares included in the calculation or net income per share of common stock, utilizing the treasury stock method, were: 386,601 shares of common stock issuable upon the exercise of warrants and 1,411,586 shares of common stock issuable upon the exercise of stock options. For the six months ended June 30, 2024, dilutive shares included in the calculation or net income per share of common stock, utilizing the treasury stock method were: 277,001 shares of common stock issuable upon the exercise of warrants and 1,360,305 shares of common stock issuable upon the exercise of stock options.

The net loss per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$12,253,141	$1,176,754	$(2,651,515)	$(386,329)
Denominator:
Basic weighted average shares outstanding	49,560,529	4,759,642	32,667,171	4,759,642
Basic net income (loss) per share of common stock	$0.25	$0.25	$(0.08)	$(0.08)

Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$12,290,847	$1,139,048	$(2,651,515)	$(386,329)
Denominator:
Diluted weighted average shares outstanding	51,358,716	4,759,642	32,667,171	4,759,642
Diluted net income (loss) per share of common stock	$0.24	$0.24	$(0.08)	$(0.08)

	For the six months ended June 30,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$175,697,852	$19,287,335	$(3,379,463)	$(493,008)
Denominator:
Basic and diluted weighted average shares outstanding	43,357,928	4,759,642	32,633,380	4,759,642
Basic and diluted net income (loss) per share of common stock	$4.05	$4.05	$(0.10)	$(0.10)

Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$176,332,549	$18,652,638	$(3,379,463)	$(493,008)
Denominator:
Diluted weighted average shares outstanding	44,995,234	4,759,642	32,633,380	4,759,642
Diluted net income (loss) per share of common stock	$3.92	$3.92	$(0.10)	$(0.10)

New Accounting Pronouncements

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

As part of the Business Combination, the holders of Legacy Montana equity securities (the “Legacy Montana Equityholders”) received consideration (the “Merger Consideration”). After giving effect to the conversion of all outstanding Legacy Montana preferred units into Legacy Montana Class B common units, which occurred prior to the effective time of the Merger, the Merger Consideration was paid (i) in the case of holders of Legacy Montana Class B common units and Legacy Montana Class C common units, in the form of newly issued shares of Class A common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to one vote per share on all matters submitted to a vote of the holders of Class A common stock, whether voting separately as a class or otherwise, (ii) in the case of holders of Legacy Montana Class A common units, in the form of newly issued shares of Class B common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the recapitalized company (the “Post-Combination Company”) entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company, and (iii) in the case of holders of Legacy Montana options, each outstanding Legacy Montana option, whether vested or unvested, were converted into an option to purchase, upon the same terms and conditions as are in effect with respect to the corresponding Legacy Montana option immediately prior to the Closing, including with respect to vesting and termination-related provisions, a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (x) the number of Legacy Montana common units underlying such option immediately prior to the Closing and (y) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per Legacy Montana common unit underlying such option immediately prior to the Closing divided by (B) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement.

Immediately prior to the Closing, 100% of the total outstanding Legacy Montana Class A common units and 7% of the total outstanding Legacy Montana Class B common units (or an aggregate of approximately 18% of the total outstanding Legacy Montana Class A units and Legacy Montana Class B units) were held by unitholders that continue as directors, officers, employees or contractors of the Post-Combination Company. The retention of certain employees who continues as directors, officers or employees of the Post-Combination Company (whose responsibilities include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Legacy Montana does not believe that such targets are achievable absent the continued involvement of such persons. In June 2024, the Company granted equity awards (pursuant to the terms of the Incentive Plan (as defined below)) to its directors, officers and certain of its employees, and the Company expects to continue to provide competitive compensation, benefits and equity awards to key directors, officers and employees going forward in order to incentivize these individuals to continue to provide services to the Company.

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share), and the Company has reserved shares of Class A Common Stock that may be issuable in the future upon full completion of construction and achievement of operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components or See Note 11-Fair Value Measurements for additional information on the Earnout Shares.

Upon the Closing of the Business Combination, and following the conversion of the XPDB Class B common stock to Class A common stock, the sponsor of XPDB beneficially owned 6,827,969 shares of Class A common stock, of which (i) 5,447,233 shares automatically vested (and shall not be subject to forfeiture) at the Closing and (ii) 1,380,736 shares (the “Subject Vesting Shares”) shall be vested and no longer be subject to forfeiture as follows:

●	During the vesting period, a portion of the Subject Vesting Shares shall vest, from time to time, simultaneously with any Earnout Shares, with the number of vesting shares calculated as (A) the aggregate number of Subject Vesting Shares outstanding immediately after the Closing multiplied by (B) the fraction of (x) the applicable Earnout Milestone Amount (as defined below) divided by (y) the Maximum Earnout Milestone Amount (as defined below); and

●	(A) 690,368 shall vest at such time that the volume weighted average price of Class A common stock on the Nasdaq Capital Market (“Nasdaq”) as reported by Bloomberg L.P. equals or exceeds $12.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30 consecutive trading day period during the vesting period; or (B) if, prior to the $12.00 vesting time, any Subject Vesting Shares have vested simultaneously with the Earnout Stock Payment, then (x) if the number of Subject Vesting Shares that have vested exceeds 690,368, then no additional Subject Vesting Shares shall vest and (y) if the number of Subject Vesting Shares that have vested is less than 690,368 (the “Deficit Amount”), then a number of Subject Vesting Shares equal to 690,368 less the Deficit Amount shall vest; and

●	Any remaining Subject Vesting Shares shall vest in full at the same time that the volume weighted average price of Class A common stock on the Nasdaq as reported by Bloomberg L.P. equals or exceeds $14.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period.

On March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (the “True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares are considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 – Fair Value Measurements.

As discussed in Note 1- Organization and Business Operations, the Business Combination was consummated on March 14, 2024, which, for accounting purposes, was treated as the equivalent of Montana Technologies LLC issuing stock for the net assets of XPDB, accompanied by a recapitalization. Under this method of accounting, XPDB was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

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

Transaction Costs

During the six months ended June 30, 2024, based on the proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the business combination, inclusive of the recognition of the earnout shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the business combination. See Note 11- Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

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

Note 5 — EQUITY METHOD INVESTMENT

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”) and in June 2024, GE Vernova contributed $100 to the AirJoule JV. The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805 - Business Combinations, and, as such there is a basis difference between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which as of June 30, 2024 have indefinite lives.

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

The following tables set forth certain financial information of AirJoule, LLC as of June 30, 2024 and for the three and six months ended June 30, 2024:

As of June 30, 2024
Total current assets	9,660,553
Total non-current assets	1,212,548,167
Total assets	$1,222,208,720

Total current liabilities	1,078,567
Total non-current liabilities	3,291,393
Total liabilities	$4,369,960
Equity	1,217,838,760
$1,222,208,720

	For the three months ended June 30, 2024	For the period from March 4, 2024 to June 30, 2024
Revenue	$—	$—
Net loss	$(1,161,577)	$(1,214,340)

Note 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	June 30, 2024	December 31, 2023
Accrued royalty	$125,000	$150,000
Accrued payroll	607,500	22,481
Professional services	1,297,531	58,021
Engineering consulting	—	1,700
Business development	—	1,425
Accrued other	245,873	10,813
	$2,275,904	$244,440

Note 7 — LEASES

As discussed in Note 8 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $0 and $6,000 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, lease expenses under this lease were $8,000 and $12,000, respectively. Lease expense is included in general and administrative costs on the accompanying the condensed consolidated statements of operations.

On March 1, 2024, the Company’s entered into an operating property lease with an initial term of 5 years, with an option to extend for another five-year term which is not reasonably certain to extend. Lease expenses under this lease were $9,593 and $12,791, respectively for the three and six months ended June 30, 2024 which was included in general and administrative costs in the condensed consolidated statements of operations. Total cash paid for operating leases was $2,475 per month with a remaining term of 57 months and a discount rate of 4.69%.

At June 30, 2024, approximate future minimum rental payments required under the lease agreements are as follows:

Operating Lease
Remainder of 2024	$14,850
2025	36,700
2026	39,370
2027	40,495
2028	42,583
Thereafter	10,714
Total undiscounted lease payments	185,162
Less: effects of discounting	(19,795)
Operating Lease Liability	$165,367

Classified as:
Current lease liabilities	$25,368
Non-current lease liabilities	$139,999

Note 8 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 7 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of June 30, 2024 and December 31, 2023, $0 and $2,000 were owing under this agreement and included in accounts payable on the condensed consolidated balance sheets.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three and six months ended June 30, 2024, $20,000 and $80,000, respectively was accrued and included in general and administrative expenses on the condensed consolidated statement of income. For the three and six months ended June 30, 2023, $60,000 and $120,000, respectively was accrued and included in general and administrative expenses on the condensed consolidated statement of income. As of June 30, 2024, $0 was owing under this agreement and included in accounts payable on the condensed consolidated balance sheets. On May 1, 2024, this consultancy agreement was terminated.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three and six months ended June 30, 2024, $5,000 and $30,000, respectively was accrued and included in research and development expenses on the condensed consolidated statement of income. For the three and six months ended June 30, 2023, $15,000 and $30,000, respectively was accrued for these services and included in research and development expenses on the condensed consolidated statement of income. As of June 30, 2024 and June 30, 2023, $0 and $2,500, respectively, was owed under this agreement and included in accounts payable on the condensed consolidated balance sheets. On May 1, 2024, this office services agreement was terminated.

Due to related party

Commencing on December 9, 2021, through the consummation of the initial Business Combination, XPDB agreed to pay affiliates of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon the close of the Business combination, the Company assumed $540,000 related to this agreement. The balance was repaid in May 2024.

In 2023, the sponsor contributed $900,000 to the XPDB trust account in connection with extending the XPDB’s termination date pursuant to the approval of the extension amendment proposal. Upon the closing of the Business Combination, the Company assumed this balance and it was subsequently repaid in May 2024.

Related Party Equity Transactions

As described in Note 9 – Stockholders’ Equity (Deficit), Legacy Montana sold shares of Class A common stock, as well as other preferred equity that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

Note 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common stock — The Company is authorized to issue 600,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 51,016,028 shares and 32,731,583 shares of Class A common stock issued and outstanding, respectively. Each share of Class A Common Stock has one vote and has similar rights and obligations.

Class B Common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 4,759,642 shares of Class B common stock issued and outstanding. Each share entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the Post-Combination Company entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company.

Shares of Class B common stock shall be convertible into shares of Class A common stock on a one-for-one basis (i) at any time and from time to time at the option of the holder thereof or (ii) automatically upon on the earliest to occur of (a) the date that is seven (7) years from the date of the Second Amended and Restated Certificate of Incorporation and (b) the first date on which the permitted Class B owners cease to own, in the aggregate, at least 33.0% of the number of shares of Class B common stock issued and held by the permitted Class B owners immediately following the effective time of the Business Combination (or as to which the permitted Class B owners are entitled to as of such time), in each case, as equitably adjusted to reflect any stock splits, reverse stock splits, stock dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction, each outstanding share of Class B common stock shall automatically, without any further action by the Corporation or any stockholder, convert into one (1) fully paid and nonassessable share of Class A common stock. Following such conversion, the reissuance of all shares of Class B common stock shall be prohibited, and such shares of Class B common stock shall be retired and may not be reissued.

Warrants

In January, February and March 2024, 14 warrant holders of Legacy Montana exercised their warrants to purchase a total of 380,771 Class A common stock, as converted, for a total purchase price of $45,760.

As part of XPDB’s initial public offering (“IPO”), XPDB issued 14,375,000 warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, XPDB completed the private sale of 11,125,000 warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. In June 2024, 3,942,388 of the Public Warrants were exercised on a cashless basis for a total of 705,758 Class A shares of the Company.

As of June 30, 2024, there are 10,432,596 Public Warrants and 11,125,000 Private Placement warrants outstanding.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or saleable until 30 days after the consummation of the Business Combination (except, among other limited exceptions, to the Company’s officers and directors and other persons or entities affiliated with the XPDB’s sponsor and anchor investors) and they will not be redeemable by the Company. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

These Public Warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).

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

Subscription Agreements

During the six months ended June 30, 2024, the Company entered into subscription agreements with various investors (the “Subscription Agreements”), which brought in approximately $61.8 million in gross proceeds. Pursuant to the Subscription Agreements entered into by Legacy Montana in the first quarter of 2024, the Company issued and sold 5,807,647 shares of the Class A common stock to investors upon the Closing, which resulted in gross proceeds of approximately $49.4 million, $43.4 million received in the first quarter of 2024 and $6.0 million in the second quarter of 2024. Of this total, TEP Montana purchased an aggregate of 5,116,176 shares in exchange for approximately $43.5 million pursuant to Subscription Agreements between Legacy Montana and TEP Montana. During the second quarter of 2024, the Company issued and sold an additional 1,238,500 shares of Class A common stock to investors pursuant to Subscription Agreements executed in the second quarter, which resulted in additional gross proceeds of approximately $12.4 million.

Equity financing

Montana Technologies LLC completed a preferred equity financing during February 2023 with TEP Montana, and issued 4,426 Series B Preferred Units in conjunction with this transaction. Upon close of the Business combination, these shares were converted to 105,331 Class A Common stock of the Company.

Note 10 — STOCK-BASED COMPENSATION

Legacy Montana Options

On April 5, 2023, Legacy Montana granted 383,151 options, as converted, exercisable for Class A Common stock to key team members of Legacy Montana. The options immediately vested, had an exercise price of $0.49, as converted, a term of seven years, and a grant date fair value of $0.14, as converted. The Company used the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value was estimated at the date of grant.

In January, February and March 2024, 13 Legacy Montana option holders exercised their options to purchase a total of 2,141,839 shares of Class A common stock, as converted, for a total purchase price of $56,250. In June 2024, 1 Legacy Montana option holder exercised their options to purchase a total of 8,000 shares of Class A common stock, as converted, for a total purchase price of $3,920.

As of June 30, 2024, of the 1,327,080 Legacy Montana options that are outstanding, 594,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 375,151 options expire on April 4, 2030, and 285,579 options expire on April 8, 2031.

Montana Technologies Corporation 2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation 2024 Incentive Award Plan (the “Incentive Plan”) and Montana Technologies Corporation 2024 Employee Stock Purchase Plan (the “ESPP” and together with the Incentive Plan, the “Incentive Plans”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plans, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only) , (b) Non-Qualified Stock Options, (c) Stock Appreciation Right (“SAR”), (d) Restricted Stock Units (e) Restricted Stock, (f) Restricted Stock Units, (g), including (a) incentive stock options, (b) non-qualified stock options (“NSOs”), (c) stock appreciation right, (d) restricted stock units (“RSUs”), (e) restricted stock, (f) dividend equivalents;, and (hg) other stock and cash-based awards of the Company (“Incentive Award”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000).

On June 6, 2024, the Company issued an aggregate of 272,500 RSUs to certain employees with a grant date fair value of $10.23 per RSU. These awards vest as to 25% of the RSUs granted thereunder on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date. For the three and six months ended June 2024, the Company recognized $48,407 in compensation expense related to these RSUs which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

On June 6, 2024, the Company issued an aggregate of 37,800 RSUs to certain non-employee directors with a grant date fair value of $10.23 per RSU. These awards vest in full on the earlier of (i) the one (1) year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date. For the three and six months ended June 2024, the Company recognized $26,853 as compensation expense related to these RSUs which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

On June 6, 2024, the Company issued an aggregate of 717,569 NSOs to certain employees with an exercise price of $10.23 per share. One-fourth of the total number of shares of Class A common stock subject to the NSOs vest and become exercisable on the first anniversary of the grant date, and one-sixteenth of the total number of shares of Class A common stock subject to the Option shall vest and become exercisable on each three (3)-month anniversary of the grant date thereafter, subject to the applicable employee’s continued service through the applicable vesting date. The NSOs expire on June 6, 2034. For the three and six months ended June 2024, the Company recognized $48,405 in compensation expense related to these NSOs which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

On June 6, 2024, the Company issued an aggregate of 99,540 NSOs to certain non-employee directors with an exercise price of $10.23 per share. These awards vest and become exercisable in full on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date. The NSOs expire on June 6, 2034. For the three and six months ended June 2024, the Company recognized $26,854 in compensation expense related to these NSOs which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

The fair value of the NSOs granted was determined using the Black-Scholes option-pricing model and were based on the following weighted average assumptions: Expected dividend yield – 0.00%, expected volatility – 29.51%, Risk-free interest rate - 4.18%, Expected life – 6.11 years.

Note 11 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$-	$-	$48,329,000	$48,329,000
True Up Shares liability	-	-	422,000	422,000
Subject Vesting Shares liability	-	-	12,458,000	12,458,000
Total liabilities	$-	$-	$61,209,000	$61,209,000

Earnout Shares

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) through the Earnout Shares. The maximum value of the Earnout Shares is capped at $200 million (“Maximum Earnout Milestone Amount”) and the ability to receive Earnout Shares expires on the fifth anniversary of the Closing. A majority of the independent members of the Post-Combination Company Board then serving has sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Legacy Montana Equityholders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Legacy Montana Equityholder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Legacy Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Legacy Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Post-Combination Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Post-Combination Company Board.

If the conditions for payment of the Earnout Shares are satisfied and assuming all originally designated employees are then still providing services to the Post-Combination Company on the date such condition is met, approximately 21% of the aggregate Earnout Shares will be payable to the employees and 79% of the aggregate Earnout Shares will be payable to the holders of Legacy Montana common units, in accordance with their respective pro rata share immediately following the Closing.

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

The estimated fair value of the Earnout Shares was determined with a Monte Carlo simulation using a distribution of potential outcomes for expected EBITDA and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with six production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected XPDB’s management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics which impact the timing of future cash flows represent contractual inputs. Assumptions such as risk-free rate, stock price, volatility, and discount rate were based on market data. See the following summary of key inputs:

	As of June 30, 2024	As of March 14, 2024
Stock Price (1)	$10.31	$10.00
Volatility	40%	35%
Risk free rate of return	4.30%	4.24%
Expected term (in years)	4.7	5.0

(1)	At March 14, 2024, the $10.00 price represents the Business Combination price.

The following table presents the changes in the fair value of the Earnout Shares liability at June 30, 2024:

For the six months ended June 30, 2024
Earnout Shares Liability as of December 31, 2023	$—
Expensed as transaction costs of business combination	53,721,000
Change in fair value	7,672,000
Balance as of March 31, 2024	61,393,000
Change in fair value	(13,064,000)
Balance as of June 30, 2024	$48,329,000

As of June 30, 2024 and March 14, 2024, the estimated fair value of all the Earnout Shares ($48.3 million and $53.7 million, respectively) represents approximately 3,468,929and 4,627,294 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represent the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain Earnout milestones. For the six months ended June 30, 2024, the change in the fair value of the earnout liability primarily relates to changes in the timing of cash flows, a decrease in the stock price and an increase in the volatility.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (“True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 – Fair Value Measurements.

The following table presents the changes in the fair value of the True Up Shares liability at June 30, 2024:

For the six months ended June 30, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	555,000
Change in fair value	(269,000)
Balance as of March 31, 2024	$286,000
Change in fair value	136,000
Balance as of June 30, 2024	422,000

The estimated fair value of the true up share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the True Up Shares considered the 15-day average price over the one-year period following the Closing Date.

Subject Vesting Shares liability

In connection with the execution of the Merger Agreement and pursuant to the terms of the sponsor support agreement (the “Sponsor Support Agreement”) entered into among the XPDB sponsor (the “Sponsor”), XPDB, Legacy Montana and other holders of XPDB’s Class B common stock, $0.0001 par value per share (the “XPDB Class B common stock”), the Sponsor and the other holders of XPDB Class B common stock agreed to, among other things, (i) vote any XPDB Class A common stock, $0.0001 par value per share (the “Class A common stock”), of XPDB or XPDB Class B common stock (collectively, the “Sponsor Securities”), held of record or thereafter acquired in favor of the proposals presented by XPDB at a special meeting to approve the proposed Business Combination, (ii) be bound by certain other covenants and agreements related to the proposed Business Combination, (iii) be bound by certain transfer restrictions with respect to the Sponsor Securities and (iv) waive certain antidilution protections with respect to the Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In addition, pursuant to the terms of the Sponsor Support Agreement, the Sponsor (i) agreed to waive its redemption rights with respect to any Sponsor Securities in connection with the completion of a Business Combination (which waiver was provided in connection with the IPO and without any separate consideration paid in connection with providing such waiver), (ii) agreed not to transfer any public shares and founder shares held by it during the time prior to Closing or the termination of the Business Combination Agreement, (iii) agreed to waive anti-dilution protections and (iv) and agreed to subject certain of the shares of Combined Company Class A common stock held by Sponsor following the conversion of the founder shares as of the Closing to certain vesting provisions. Specifically, and as described above in Note 4 – Recapitalization, the Sponsor Support Agreement provides that as of immediately prior to (but subject to) the Closing, the Subject Vesting Shares will be subject to an earnout, with the Subject Vesting Shares vesting during the period beginning on the date of Closing and ending five (5) years following the date of Closing (i) simultaneously with the issuance of the Earnout Shares made to the Legacy Montana Equityholders in a proportionate amount to the payment achieved in relation to the maximum issuance of Earnout Shares of equity interests of $200 million (the “Performance Vesting Trigger”) and (ii) up to 50% of the Subject Vesting Shares (including any vested Subject Vesting Shares from the Performance Vesting Trigger) vesting on any day following the Closing when the closing price of a share of Combined Company Class A common stock on the Nasdaq (the “Closing Share Price”) equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) and all remaining Subject Vesting Shares vesting when the Closing Share Price equals or exceeds $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The following table presents the changes in the fair value of the Subject Vesting Shares liability at June 30, 2024:

For the six months ended March 31, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	11,792,000
Change in fair value	2,425,000
Balance as of March 31, 2024	14,217,000
Change in fair value	(1,759,000)
Balance as of June 30, 2024	$12,458,000

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

Items Measured at Fair Value on a Nonrecurring Basis:

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 5 – Equity Method Investment.

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

License Agreement

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended June 30, 2024 and 2023, respectively and $125,000 and $62,500 was expensed for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, $125,000 and $150,000, respectively, was accrued by the Company in the accompanying condensed consolidated balance sheets.

Future minimum royalties are as follows as of June 30, 2024:

Remainder of 2024	$125,000
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, the Company entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). The Company and CATL US both own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 (the “A&R Joint Venture Agreement”), the Company and CATL US have each agreed to contribute $6 million to CAMT. Of this $6 million, we expect to make an initial contribution of $2 million prior to December 31, 2024, with the remaining $4 million contributed when requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of the Company and CATL US) will be subject to the prior mutual agreement of the Company and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by the Company. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or the Company in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and the Company or all directors. As of June 30, 2024, no amount was funded to CAMT.

The purpose of the Company’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the A&R Joint Venture Agreement, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of June 30, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, and our audited financial statements as of the year ended December 31, 2023, included in Form 8-K filed with the SEC on March 20, 2024

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to: our status as an early stage company with limited operating history, which may make it difficult to evaluate the prospects for our future viability; our initial dependence on revenue generated from a single product; significant barriers we face to deploy our technology; the dependence of our commercialization strategy on our relationship with third parties; our history of losses; and other risks and uncertainties described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Montana,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Montana Technologies Corporation (formerly Montana Technologies LLC) and its consolidated subsidiaries, and (ii) prior to the Business Combination, Montana (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

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

Subscription agreements

Prior to the Closing, Montana entered into common unit subscription agreements (the “Subscription Agreements”) with certain investors party thereto (the “Investors”), resulting in Aggregate Transaction Proceeds in the Business Combination of approximately $43,365,000 million. Pursuant to the Subscription Agreements, and subject to the conditions set forth therein, the Investors agreed to purchase from Montana and Legacy Montana agreed to issue and sell to the Investors, an aggregate number of Legacy Montana Class B Common Units as converted into an aggregate of 5,807,647 shares of Class A common stock (such shares, the “Conversion Shares”) upon the Closing as part of the consideration relating thereto. On May 9, 2024 and May 10, 2024, the Company received $6.0 million owed under the Subscription Agreements as reported as subscription proceeds received on the condensed consolidated statements of equity (deficit).

On June 5, 2024, the Company entered into subscription agreements (the “ Additional Subscription Agreements”) with certain continuing and new investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase from Montana, and Montana agreed to issue and sell to the PIPE Investors, an aggregate of approximately 1,238,500 shares of Class A common stock, par value $0.0001 for an aggregate purchase price of $12,385,000. The purchase of shares under this agreement was completed in June 2024.

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”) and in June 2024, GE Vernova contributed $100 to the AirJoule JV. The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

We own 50% interest in AirJoule, LLC. A variable interest entity (“VIE”), AirJoule, LLC is to be consolidated by its primary beneficiary if the Company has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it does not meet the control criterion for consolidating AirJoule and, accordingly, accounts for its variable interest in AirJoule, LLC under the equity method.

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

Key Financial Definitions/Components of Results

Revenue

The Company anticipates that it will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of June 30, 2024 no revenue has been earned.

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.

●	Research and development expenses. Research and development expenses include internal personnel, parts, prototypes and third-party consulting costs related to preliminary research and development of the Company’s products.

●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

●	Transaction costs incurred in connection with business combination. Transaction costs represent the initial recognition of the earnout shares liability and fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

●	Depreciation expense: Depreciation expense consists of depreciation of Montana and AirJoule’s property and equipment.

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

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, such Earnout shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through June 30, 2024 the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of June 30, 2024 was $13.0 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

The following table sets forth the Company’s condensed consolidated statements of operations data for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	$ Change	2024	2023	$ Change

Expenses
General and administrative	$3,211,205	$1,813,014	$1,398,191	$4,024,444	$2,031,189	$1,993,255
Research and development	1,050,804	1,099,143	(48,339)	1,896,961	1,704,087	192,874
Sales and marketing	74,841	128,153	(53,312)	112,566	138,576	(26,010)
Transaction costs incurred in connection with business combination	-	-	-	54,693,103	-	54,693,103
Depreciation expense	1,216	1,085	131	2,301	2,170	131
Loss from operations	(4,338,066)	(3,041,395)	1,296,671	(60,729,375)	(3,876,022)	56,853,353

Other income (expenses):
Interest Income	216,480	3,551	212,929	242,626	3,551	239,075
Gain on contribution to AirJoule, LLC	-	-	-	333,500,000	-	333,500,000
Equity loss from investment in AirJoule, LLC	(580,788)	-	(580,788)	(607,170)	-	(607,170)
Change in fair value of Earnout Shares liability	13,064,000	-	13,064,000	5,392,000	-	5,392,000
Change in fair value of True Up Shares liability	(136,000)	-	(136,000)	133,000	-	133,000
Change in fair value of Subject Vesting Shares	1,759,000	-	1,759,000	(666,000)	-	(666,000)
Gain on settlement of legal fees	2,207,445	-	2,207,445	2,207,445	-	2,207,445
Other income (loss), net	16,530,137	3,551	16,526,586	340,201,901	3,551	340,198,350
Income (loss) before income taxes	12,192,071	(3,037,844)	15,229,915	279,472,526	(3,872,471)	283,344,997
Income tax benefit (expense)	1,237,824	-	1,237,824	(84,487,339)	-	(84,487,339)
Net income (loss)	$13,429,895	$(3,037,844)	$16,467,739	$194,985,187	$(3,872,471)	$198,857,658

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 was $3,211,205 as compared to $1,813,014 for the three months ended June 30, 2023. The $1,398,191 increase in general and administrative reflects increases in professional services such as legal, audit and accounting services. Montana expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange-listed public company.

General and administrative expenses for the six months ended June 30, 2024 was $4,024,444 as compared to $2,031,189 for the six months ended June 30, 2023. The $1,993,255 increase in general and administrative reflects increases in professional services such as legal and audit and accounting. Montana expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended June 30, 2024 was $1,050,804 as compared to $1,099,143 for the three months ended June 30, 2023. The $48,339 decrease in research and development is a result of timing of services and purchases. The Company expects that its research and development expenses will increase in future periods commensurate with the expected growth of its business.

Research and Development expenses for the six months ended June 30, 2024 was $1,896,961 as compared to $1,704,087 for the six months ended June 30, 2023. The $192,874 increase in research and development reflects increases in personnel and prototype related costs as the Company continues to develop its products and technology. The Company expects that its research and development expenses will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended June 30, 2024 was $74,841 as compared to $128,153 for the three months ended June 30, 2023. In 2023, Montana incurred non-recurring expenses related to business development that ended in July 2023. Montana expects that its sales and marketing expenses will increase in future periods commensurate with the expected growth of its business.

Sales and marketing for the six months ended June 30, 2024 was $112,566 as compared to $138,576 for the six months ended June 30, 2023. In 2023, Montana incurred non-recurring expenses related to business development that ended in July 2023. Montana expects that its sales and marketing expenses will increase in future periods commensurate with the expected growth of its business.

Transaction costs incurred in connection with business combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by Legacy Montana of approximately $1.0 million, which were paid in 2024.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1,216 and $1,085, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $2,301 and $2,168, respectively.

Interest Income

Interest income was $216,480 and $242,626, respectively for the three and six months ended June 30, 2024 compared to $3,551 for the three and six months ended June 30, 2023. This is a result of the increase in our cash balance after the closing of the Business Combination.

Gain on contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, for the six months ended June 30, 2024, we recognized a gain of $333,500,000 on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

The Company determined the fair value of the intellectual property by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate, Level 3 measurements. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, the Company's discount rates, attrition rate and fair value estimates using its cash flow projections.

Equity loss on earnings from investment AirJoule, LLC

As previously noted, on January 25, 2024, we entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the three months ended June 30, 2024 and for the period from March 4, 2024 to June 30, 2024, we recognized a loss of $580,788 and $607,170, respectively from our 50% equity investment in the AirJoule JV.

Income Taxes

For the three and six months ended June 30, 2024, income tax benefit/(expense) was $1,237,824 and $(84,487,339), respectively. During the three and six months ended June 30, 2024, the Company’s contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value and resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expenses and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Fair value of Earnout Shares liability

Upon consummation of the Business Combination, the Company expensed approximately $53.7 million in Earnout Shares liability. The change in fair value of $13.1 million and $5.4 million for the three and six months ended June 30, 2024, is due to a decrease in the estimated fair value of the liability and is recognized as a gain in other income (expenses) in the statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a change in the timing of future cash flows, a decrease in the stock price and an increase in the volatility.

Fair value of Subject Vesting Shares liability

Upon consummation of the Business Combination, the Company assumed approximately $11.8 million for the subject vesting shares liability. The change in fair value of income of $1.8 million and a loss of $0.7 million during the three and six months ended June 30, 2024, respectively, is due to a decrease and increase, respectively, in the estimated fair value of the liability recognized as a gain and (loss), respectively, in the condensed consolidated statements of operations. The stock price at June 30, 2024 decreased compared to the stock price as of March 31, 2024, which was the primary reason for the decrease in the liability in the three months ended June 30, 2024. However, compared to the date of closing, the stock price was higher as of June 30, 2024, substantially contributing to an increase in the estimated liability in the six months ended June 30, 2024.

Fair value of True Up Shares liability

Upon consummation of the Business Combination, the Company assumed approximately $555,000 in earnout true up shares liability. The change in fair value of the liability of $(0.1) million and $0.1 million during the three and six months ended June 30, 2024, respectively, is due to an increase and decrease, respectively as a result of changes in the Company’s stock price, in the estimated fair value of the liability recognized as a (loss) and gain, respectively, in the condensed consolidated statements of operations.

Gain on settlement of legal fees

During the three and six months ended June 30, 2024, the Company recognized a gain on the settlement of legal fees related to the transaction costs of the Business Combination. There were no such gains in the three and six months ended June 30, 2023.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from contributions from founders or other investors through subscriptions agreements. The Company had retained earnings of approximately $177.8.0 million as of June 30, 2024. As of June 30, 2024, the Company had $32.4 million of working capital including $34.6 million in cash.

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

With the consummation of the Business Combination and Subscription Agreements (as described above and in Note 4 – Recapitalization), the Company received proceeds of approximately $40 million in March 2024, and $6 million in May 2024, after giving effect to XPDB’s stockholder redemptions and payment of transaction expenses, which will be utilized to fund our product development, operations and growth plans. Additionally, in June 2024, the Company received gross proceeds of $12.4 million from existing and new investors for 1,238,500 million shares of Class A common stock pursuant to an Additional Subscription Agreement entered into on June 5, 2024.

Our future capital requirements will depend on many factors, including, the timing and extent of spending by the Company to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, the Company contributed $10 million in cash to the AirJoule JV at the JV Closing (the “Closing Contribution”) and in June 2024, GE Vernova contributed $100 to the AirJoule JV. The Company has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized from the Business Combination and cash received from Subscription Agreements are insufficient to support its business needs. While management believes that the proceeds realized through the Business Combination and cash received from Subscription Agreements will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

Contractual Obligations and Commitments

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended June 30, 2024 and 2023, respectively and $125,000 and $62,500 was expensed for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, $125,000 and $150,000, respectively, was accrued by the Company in the accompanying condensed consolidated balance sheet.

Future minimum royalties are as follows as of June 30 ,2024:

Remainder of 2024	$125,000
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, we entered into a joint venture agreement with CATL US, an affiliate of CATL, pursuant to which we and CATL US formed CAMT, a limited liability company organized under the laws of Hong Kong. Legacy Montana and CATL US each own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 (the “A&R Joint Venture Agreement”), Legacy Montana and CATL US have each agreed to contribute $6 million to CAMT. Of this $6 million, we expect to make an initial contribution of $2 million prior to December 31, 2024, with the remaining $4 million contributed when requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of June 30, 2024, the Company has not funded this joint venture or contributed any assets to the joint venture.

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

Cash flows for the six months ended June 30, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended June 30, 2024 and 2023:

	For the six months ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(17,576,561)	$(1,856,812)
Net cash used in investing activities	(10,006,554)	(96,025)
Net cash provided by financing activities	$61,855,930	$264,441

Net Cash Used in Operating Activities

Net cash used in operating activities was $17,576,561 during the six months ended June 30, 2024 compared to net cash used in operating activities of $1,856,812 during the six months ended June 30, 2023. The period-to-period change was a result of Montana’s net loss from operations, a decrease in accounts payable, accrued expenses and other liabilities reflecting payments made in the six months ended June 30, 2024 and the change in fair value of earnout shares liability and True Up Shares.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10,006,554 during the six months ended June 30, 2024 compared to net cash used in investing activities of $96,025 for the six months ended June 30, 2023 as a result of the Company’s contribution made to AirJoule, LLC.

Net Cash flows Provided by Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $61,855,930 compared to net cash flow from financing activities of $264,441 during the six months ended June 30, 2023. The period-to-period change was primarily due to higher proceeds from the issuance of Legacy Montana common stock related to private placements prior to the Merger and the exercise of stock options and warrants and the issuance of common stock to PIPE investors.

Off balance sheet arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, other than noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. As a result of the closing of the Business Combination, the risk factors previously disclosed in part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 no longer apply. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see below as well as the section in our Registration Statement on Form S-1 filed with the SEC on April 12, 2024 (as amended) (the “Form S-1”) titled “Risk Factors.” As of the date hereof, there have been no material changes to the risk factors disclosed in the Form S-1, other than as updated by the information appearing in Part II, Item 1A, Risk Factors in Quarterly Reports on Form 10-Q filed following the Form S-1. Any of the factors disclosed in the Form S-1 or any such subsequent Form 10-Qs in the section titled “Risk Factors” could result in a significant or material adverse effect on our results of operations or financial condition, and additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding shares of capital stock issued by us within the quarterly period ended in June 30, 2024. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Subscription Agreements

On June 5, 2024, the Company entered into Subscription Agreements with certain investors, pursuant to which, among other things, the investors agreed to subscribe for and purchase from Montana, and Montana has agreed to issue and sell to the investors, an aggregate of 1,238,500 shares of Class A common stock for an aggregate purchase price of approximately $12.4 million. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Montana Technologies LLC, XPDB Merger Sub, LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., Montana Technologies LLC and XPDB Merger Sub LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).
2.3	Second Amended and Restated Certificate of Incorporation of Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)
3.2	Second Amended and Restated Bylaws of Montana Technologies Corporation. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)
4.1	Public Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.2	Private Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2024).
10.2*	Montana Technologies Corporation Executive Severance Plan.
10.3+	Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.4+	Form of Stock Option Agreement under Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.5+	Form of Restricted Stock Unit Award Agreement under Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.6+	Montana Technologies Corporation Form of Non-Plan Option Agreement (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.7	Amended and Restated Registration Rights Agreement, dated as of March 14, 2024, by and among Montana Technologies Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.8†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.10+	Montana Technologies Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.11	Joint Venture Formation Framework Agreement, dated as of January 25, 2024, by and among the Registrant, GE Ventures, LLC and GE Vernova LLC.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) *

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

†	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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