Form 10-Q
period 2024-09-30
AirJoule Technologies Corp.
filed 2024-11-13
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41151

AIRJOULE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-2962208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

34361 Innovation Drive Ronan, Montana	59864
(Address of principal executive offices)	(Zip Code)

(800) 942-3083

(Registrant’s telephone number, including area code)

Montana Technologies Corporation

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

As of November 8, 2024, there were 55,843,165 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

AIRJOULE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$30,687,544	$375,796
Due from related party	1,962,873	—
Prepaid expenses and other current assets	947,080	126,971
Total current assets	33,597,497	502,767
Operating lease right-of-use asset	154,771	49,536
Property and equipment, net	15,426	3,832
Investment in AirJoule, LLC	340,556,277	—
Other assets	69,482	—
Total assets	$374,393,453	$556,135
Liabilities and Stockholders’ equity
Current liabilities
Accounts payable	$567,944	$2,518,763
Accrued transaction fees	—	3,644,100
Other accrued expenses	1,617,298	244,440
Operating lease liability, current	27,783	22,237
True Up Shares liability	2,288,000	—
Total current liabilities	4,501,025	6,429,540
Earnout Shares liability	16,570,000	—
Subject Vesting Shares liability	4,270,000	—
Operating lease liability, non-current	132,047	27,299
Deferred tax liability	83,219,044	—
Total liabilities	108,692,116	6,456,839
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	$—	$—
Class A Common stock, $0.0001 par value; 600,000,000 authorized shares and 51,083,523 and 32,731,583 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,109	3,274
Class B Common stock, $0.0001 par value; 50,000,000 authorized shares and 4,759,642 shares issued and outstanding as of September 30, 2024 and December 31, 2023	476	476
Additional paid-in capital	52,861,808	11,263,647
Retained earnings (accumulated deficit)	212,833,944	(17,168,101)
Total stockholders’ equity (deficit)	265,701,337	(5,900,704)
Total liabilities and stockholders’ equity	$374,393,453	$556,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost and expenses:
General and administrative	$2,438,227	$3,570,892	$6,462,671	$5,602,081
Research and development	(87,147)	814,749	1,809,814	2,518,836
Sales and marketing	23,639	167,890	136,205	306,466
Transaction costs incurred in connection with business combination	—	—	54,693,103	—
Depreciation and amortization	2,136	1,086	4,437	3,256
Loss from operations	(2,376,855)	(4,554,617)	(63,106,230)	(8,430,639)

Other income (expense):
Interest income	374,051	6,264	616,677	9,815
Gain on contribution to AirJoule, LLC	—	—	333,500,000	—
Equity loss from investment in AirJoule, LLC	(2,336,554)	—	(2,943,724)	—
Change in fair value of Earnout Shares liability	31,759,000	—	37,151,000	—
Change in fair value of True Up Shares liability	(1,866,000)	—	(1,733,000)	—
Change in fair value of Subject Vesting Shares liability	8,188,000	—	7,522,000	—
Gain on settlement of legal fees	—	—	2,207,445	—
Other income	6,921	—	6,921	—
Total other income, net	36,125,418	6,264	376,327,319	9,815

Income (loss) before income taxes	33,748,563	(4,548,353)	313,221,089	(8,420,824)
Income tax benefit (expense)	1,268,295	—	(83,219,044)	—
Net income (loss)	$35,016,858	$(4,548,353)	$230,002,045	$(8,420,824)

Weighted average Class A common stock outstanding, basic	51,026,682	32,724,444	45,981,155	32,664,496
Basic net income (loss) per share, Class A common stock	$0.63	$(0.12)	$4.53	$(0.23)

Weighted average Class A common stock outstanding, diluted	52,586,743	32,724,444	47,372,900	32,664,496
Diluted net income (loss), per share, Class A common stock	$0.61	$(0.12)	$4.41	$(0.23)

Weighted average Class B common stock outstanding, basic and diluted	4,759,642	4,759,642	4,759,642	4,759,642
Basic net income (loss) per share, Class B common stock	$0.63	$(0.12)	$4.53	$(0.23)

Diluted net income (loss) per share, Class B common stock	$0.61	$(0.12)	$4.41	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended September 30, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Balance at December 31, 2023	$—	$—	32,731,583	$3,274	4,759,642	$476	$—	$11,263,647	$(17,168,101)	$(5,900,704)
Issuance of class A common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	56,250
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Net income	—	—	—	—	—	—	—	—	181,555,292	181,555,292
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	$39,701,547	$164,387,191	$198,094,121
Issuance of common stock pursuant to June 2024 subscription agreement	—	—	1,238,500	124	—	—	—	12,384,876	—	12,385,000
Exercise of warrants	—	—	705,758	71	—	—	—	(71)	—	—
Exercise of options	—	—	8,000	—		—	—	3,920	—	3,920
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Stock based compensation	—	—			—	—	—	150,519	—	150,519
Net income	—	—	—	—	—	—	—	—	13,429,895	13,429,895
Balance at June 30, 2024	$—	$—	51,016,028	$5,102	4,759,642	$476	$—	$52,240,791	$177,817,086	$230,063,455
Exercise of options	—	—	67,495	7	—	—	—	33,066	—	33,073
Stock based compensation	—	—	—	—	—	—	—	587,951	—	587,951
Net income	—	—	—	—	—	—	—	—	35,016,858	35,016,858
Balance at September 30, 2024	$—	$—	51,083,523	$5,109	4,759,642	$476	$—	$52,861,808	$212,833,944	$265,701,337

For the Three and Nine Months Ended September 30, 2023

	Members’	Preferred	Class A common stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	$2,047,872	$8,902,226	—	$—	—	$—	$—	$(5,788,985)	$5,161,113
Retroactive application of recapitalization	(2,047,872)	(8,902,226)	32,547,718	3,255	4,759,642	476	10,946,367	—	—
Balance at December 31, 2022	$—	$—	32,547,718	$3,255	4,759,642	$476	$10,946,367	$(5,788,985)	$5,161,113
Issuance of class A common stock	—	—	105,331	11	—	—	255,850	—	255,861
Net loss	—	—	—	—	—	—	—	(834,627)	(834,627)
Balance at March 31, 2023	$—	$—	32,653,049	$3,266	4,759,642	$476	$11,202,217	$(6,623,612)	$4,582,347
Issuance of class A common stock	—	—	71,395	7	—	—	8,573	—	8,580
Stock based compensation	—	—	—	—	—	—	52,000	—	52,000
Net loss	—	—	—	—	—	—	—	(3,037,844)	(3,037,844)
Balance at June 30, 2023	$—	$—	32,724,444	$3,273	4,759,642	$476	$11,262,790	$(9,661,456)	$1,605,083
Net loss	—	—	—	—	—	—	—	(4,548,353)	(4,548,353)
Balance at September 30, 2023	$—	$—	32,724,444	$3,273	4,759,642	$476	$11,262,790	$(14,209,809)	$(2,943,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$230,002,045	$(8,420,824)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	4,437	3,256
Deferred tax expense	83,219,044	—
Amortization of operating lease right-of-use assets	21,512	15,818
Change in fair value of Earnout Shares liability	(37,151,000)	—
Change in fair value of True Up Shares liability	1,733,000	—
Change in fair value of Subject Vesting Shares liability	(7,522,000)	—
Gain on contribution to AirJoule, LLC	(333,500,000)	—
Equity loss from investment in AirJoule, LLC	2,943,724	—
Non-cash transaction costs in connection with business combination	53,721,000	—
Gain on settlement of legal fees	(2,207,445)	—
Share-based compensation	738,470	52,000
Changes in operating assets and liabilities:
Due from related party	(1,962,873)	—
Prepaid expenses and other assets	(445,732)	(84,536)
Other assets	(69,482)	—
Operating lease liabilities	(16,453)	(15,818)
Accounts payable	(1,971,156)	1,440,818
Due to related party	(1,440,000)	—
Accrued expenses, accrued transaction costs and other liabilities	(7,658,315)	2,961,753
Net cash used in operating activities	(21,561,224)	(4,047,533)

Cash flows from investing activities
Purchases of property and equipment	(16,031)	(98,950)
Investment in AirJoule, LLC	(10,000,000)	—
Net cash used in investing activities	(10,016,031)	(98,950)

Cash flows from financing activities
Proceeds from the exercise of warrants	45,760	8,580
Proceeds from the exercise of options	93,243	—
Proceeds from the issuance of common stock	61,750,000	—
Issuance of preferred units	—	255,861
Net cash provided by financing activities	61,889,003	264,441
Net increase (decrease) in cash, cash equivalents and restricted cash	30,311,748	(3,882,042)
Cash, cash equivalents and restricted cash, beginning of period	375,796	5,211,486
Cash, cash equivalents and restricted cash, end of the period	$30,687,544	$1,329,444

Supplemental non-cash investing and financing activities:
Initial recognition of True Up Shares liability	$555,000	$—
Initial recognition of Subject Vesting Shares liability	$11,792,000	$—
Initial recognition of ROU asset and operating lease liability	$172,649	$—
Liabilities combined in recapitalization, net	$8,680,477	$—
Contribution to AirJoule, LLC of license to technology	$333,500,000	$—

Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

AirJoule Technologies Corporation, formerly known as Montana Technologies Corporation (the “Company”) was established to pursue the development and expected commercialization of various technological innovations and may engage in any activity or purpose permitted for a corporation organized in Delaware. The Company has created a transformational technology to produce water from air through atmospheric water harvesting. The proprietary “AirJoule” units can also be used in HVAC applications to provide significant energy efficiency gains.

Power & Digital Infrastructure Acquisition II Corp (“XPDB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2023, as amended on February 5, 2024, with XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB (“Merger Sub”), and AirJoule Technologies LLC, formerly known as Montana Technologies LLC (“Legacy Montana”). On March 14, 2024, pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Montana, with the Legacy Montana surviving the merger as a wholly-owned subsidiary of XPDB (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with closing the Business Combination (the “Closing”), XPDB changed its name from “Power & Digital Infrastructure Acquisition II Corp.” to “Montana Technologies Corporation.”

In November 2024, to better align the Company’s name with its business operations and proprietary “AirJoule” units, the Company changed its name from Montana Technologies Corporation to AirJoule Technologies Corporation, and its wholly-owned subsidiary changed its name from Montana Technologies LLC to AirJoule Technologies LLC.

Prior to the Business Combination, all of the outstanding preferred units of Legacy Montana were converted into Class B common units. As a result of the Business Combination, (i) each issued and outstanding Class B common unit and Class C common unit of Legacy Montana was converted into the right to receive approximately 23.8 shares of newly issued shares of Class A common stock of the Company, (ii) each issued and outstanding class A common unit of Legacy Montana converted into the right to receive approximately 23.8 shares of newly issued shares of Class B common stock of the Company and (iii) each option to purchase common units of Legacy Montana converted into the right to receive an option to purchase Class A common stock of the Company having substantially similar terms to the corresponding option, including with respect to vesting and termination-related provisions, except that such options represented the right to receive a number of shares of Class A common stock equal to the number of common units subject to the corresponding option immediately prior to the Closing multiplied by approximately 23.8.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, although XPDB acquired the outstanding equity interest in Legacy Montana in the Business Combination, XPDB is treated as the acquired company and Legacy Montana was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Montana issuing stock for the net assets of XPDB, accompanied by a recapitalization.

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

On January 25, 2024, Legacy Montana entered into a joint venture formation framework agreement with GE Ventures LLC (“GE Vernova”), a Delaware limited liability company and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company, pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the framework agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which Legacy Montana and GE Vernova will each hold a 50% interest. The joint venture transaction closed on March 4, 2024. AirJoule, LLC, the entity formed under this agreement, is included under the equity method of accounting within these financial statements. See Note 5 - Equity Method Investment for further details.

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. The Company had retained earnings of $212.8 million as of September 30, 2024. As of September 30, 2024, the Company had $29.1 million of working capital including $30.7 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,000 which is included in cash, cash equivalents and restricted cash on the condensed consolidated balance sheet as of September 30, 2024 and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, capital contributions to its joint ventures and other general corporate services. The Company’s primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required for new and existing projects. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of its technology and the development of market and strategic relationships with other businesses and customers.

With the consummation of the Business Combination and Subscription Agreements (as defined below), the Company received gross proceeds of approximately $43.4 million in the first quarter of 2024, approximately $6.0 million in May 2024 and approximately $12.4 million in June 2024, which will be utilized to fund our product development, operations and growth plans.

Future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to its joint ventures by the other partners and the growth of the Company’s business generally. In March 2024, the Company contributed $10.0 million in cash to the AirJoule JV. The Company has also agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 - Equity Method Investment for further information.

In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized to date are insufficient to support its business needs. While management believes that the proceeds realized to date will be sufficient to meet its currently contemplated business needs, there is no guarantee that this will be the case. If additional financing is required by the Company from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

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

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The Company owns a noncontrolling interest in an unconsolidated joint venture with GE Vernova, the AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity gain (loss) from investment in AirJoule JV in its condensed consolidated statements of operations. See further discussion of the Company’s unconsolidated affiliate in Note 5 - Equity Method Investment.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include estimates of amortization and depreciation, fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 - Recapitalization), consolidation analysis of JVs and other entities (including determination of primary beneficiary, VIE and consolidation), fair value of the investment in the AirJoule JV, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a weighted average maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of September 30, 2024, there was $20.1 million held in money market funds on the Company’s condensed consolidated balance sheets. There were no cash equivalents as of December 31, 2023. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of September 30, 2024 and December 31, 2023 were $9.8 million and $0.1 million, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

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

Any contingent consideration is measured at fair value at the acquisition date. A contingent consideration that does not meet all the criteria for equity classification is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent considerations are recognized on the condensed consolidated statements of operations in the period of change.

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments on the statements of operations. Under the equity method, the Company’s investments are initially measured and recognized using the cost accumulation model following the guidance in ASC 805-50-30, Initial Measurement of Asset Acquisitions. After initial recognition, the condensed consolidated financial statements include the Company’s share of undistributed earnings or losses, and impairment, if any, until the date on which significant influence ceases.

Under the equity method of accounting, the Company’s investment is initially recorded at fair value on the consolidated balance sheets. Upon initial investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. The Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development and goodwill. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance. The Company subsequently records in the statements of operations its share of income or loss of the other entity within other income (expense), which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value.

Additionally, if an equity method investee recognizes a goodwill impairment charge in its separate financial statements, the Company will recognize its share of the impairment in its financial statements in the same manner in which it recognizes other earnings of the investee.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the condensed consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follow:

Estimated useful lives
Machinery and Equipment	3 years
Vehicles	3 years

The estimated useful lives and depreciation methods are reviewed at each year-end, with the effect of any changes in estimates accounted for prospectively. All depreciation expenses are included within depreciation and amortization in the condensed consolidated statements of operations.

Leases

The Company determines if an arrangement is a lease at inception. The operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the condensed consolidated balance sheets.

The ROU asset represents the right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. An operating lease ROU asset and liability are recognized at the commencement date based on the present value of lease payments over the lease term. As typically the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date over the respective lease term in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of ASC 842, Leases of the FASB to leases with a term of 12 months or less for all classes of assets.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet the liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815”). In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating gains (losses) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

 Income Taxes

Prior to the Business Combination on March 14, 2024, the Company was a limited liability company and treated as a partnership for income tax purpose. As a partnership, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes.

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. During the nine months ended September 30, 2024, as a result of our contribution to AirJoule, LLC of a perpetual license to our intellectual property, measured at fair value resulting in a book gain, a temporary difference between book and tax arose. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities of approximately $83.2 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2024 and December 31, 2023. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with FASB ASC 730, Research and Development. R&D represents costs incurred in performing research aimed at the discovery of new knowledge and the advancement of techniques to bring significant improvements to products and processes. Costs incurred in developing a product include consulting, engineering, construction and costs incurred to build prototypes.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of September 30, 2024 and March 14, 2024.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Legacy Montana Equityholders (as defined below) are entitled to receive additional shares of Common Stock upon the Company achieving certain milestones. See Note 4 – Recapitalization. The settlement of the Earnout Shares to the Legacy Montana Equityholders depends on factors other than just the Company’s stock price. As such, management determined that the Earnout Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the earnout thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and achieve operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The five-year period and overall settlement mechanics for the Earnout Shares represent contractual inputs. Management’s valuation of the Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

The Company determined the Earnout Shares associated with employees are accounted for as compensation expense under FASB ASC Topic 718, Share-based Compensation (“ASC 718”). See “Share-Based Compensation” below.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The True Up Shares issued under one of the Subscription Agreements do not qualify as equity under ASC 815; therefore, the True Up Shares are required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 — Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4 – Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the Company’s stock price. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Shares was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the milestones associated with the Earnout Shares. Management’s valuation of the Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees in accordance with ASC 718 by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

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

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, such Earnout shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on the Company’s stock-based compensation. During the period from the date of the Business Combination through September 30, 2024, the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable occurring as of September 30, 2024 was $4.5 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss), which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income (loss) per share if their conditions are not deemed satisfied for issuance as of the reported period. For the three months and nine months ended September 30, 2024, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income (loss) per share. For the three and nine months ended September 30, 2023, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive.

For the three months ended September 30, 2024, dilutive shares included in the calculation or net income (loss) per share of common stock, utilizing the treasury stock method, were 1,279,959 shares of common stock issuable upon the exercise of stock options and 280,102 shares of common stock issuable upon the triggering event of the True Up Shares in the third quarter of 2024. For the nine months ended September 30, 2024, dilutive shares included in the calculation or net income (loss) per share of common stock, utilizing the treasury stock method, were 1,298,378 shares of common stock issuable upon the exercise of options and 93,367 shares of common stock issuable upon the triggering event of the True Up Shares in the third quarter of 2024.

The net loss per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$32,029,249	$2,987,609	$(3,970,814)	$(577,539)
Denominator:
Basic weighted average shares outstanding	51,026,682	4,759,642	32,724,444	4,759,642
Basic net income (loss) per share of common stock	$0.63	$0.63	$(0.12)	$(0.12)

Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$32,110,525	$2,906,333	$(3,970,814)	$(577,539)
Denominator:
Diluted weighted average shares outstanding	52,586,743	4,759,642	32,724,444	4,759,642
Diluted net income (loss) per share of common stock	$0.61	$0.61	$(0.12)	$(0.12)

	Nine Months Ended September 30,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$208,427,150	$21,574,895	$(7,349,855)	$(1,070,969)
Denominator:
Basic weighted average shares outstanding	45,981,155	4,759,642	32,664,496	4,759,642
Basic net income (loss) per share of common stock	$4.53	$4.53	$(0.23)	$(0.23)

Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$209,003,119	$20,998,926	$(7,349,855)	$(1,070,969)
Denominator:
Diluted weighted average shares outstanding	47,372,900	4,759,642	32,664,496	4,759,642
Diluted net income (loss) per share of common stock	$4.41	$4.41	$(0.23)	$(0.23)

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for the Company for fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and disclosures.

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

Immediately prior to the Closing, 100% of the total outstanding Legacy Montana Class A common units and 7% of the total outstanding Legacy Montana Class B common units (or an aggregate of approximately 18% of the total outstanding Legacy Montana Class A units and Legacy Montana Class B units) were held by unitholders that continue as directors, officers, employees or contractors of the Post-Combination Company. The retention of certain employees who continues as directors, officers or employees of the Post-Combination Company (whose responsibilities include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Legacy Montana does not believe that such targets are achievable absent the continued involvement of such persons. In June and September 2024, the Company granted equity awards (pursuant to the terms of the Incentive Plan (as defined below)) to its directors, officers and certain employees of the Company and the AirJoule JV, and the Company expects to continue to provide competitive compensation, benefits and equity awards to key directors, officers and employees going forward in order to incentivize these individuals to continue to provide services to the Company.

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share), and the Company has reserved shares of Class A Common Stock that may be issuable in the future upon full completion of construction and achievement of operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components or See Note 11 - Fair Value Measurements for additional information on the Earnout Shares.

Upon the Closing of the Business Combination, and following the conversion of the XPDB Class B common stock to Class A common stock, the sponsor of XPDB beneficially owned 6,827,969 shares of Class A common stock, of which (i) 5,447,233 shares automatically vested (and shall not be subject to forfeiture) at the Closing and (ii) 1,380,736 shares (the “Subject Vesting Shares”) shall be vested and no longer be subject to forfeiture as follows:

●	During the vesting period, a portion of the Subject Vesting Shares shall vest, from time to time, simultaneously with any Earnout Shares, with the number of vesting shares calculated as (A) the aggregate number of Subject Vesting Shares outstanding immediately after the Closing multiplied by (B) the fraction of (x) the applicable Earnout Milestone Amount divided by (y) the Maximum Earnout Milestone Amount (as defined below); and

●	(A) 690,368 shall vest at such time that the volume weighted average price of Class A common stock on the Nasdaq Capital Market (“Nasdaq”) as reported by Bloomberg L.P. equals or exceeds $12.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30 consecutive trading day period during the vesting period; or (B) if, prior to the $12.00 vesting time, any Subject Vesting Shares have vested simultaneously with the Earnout Stock Payment, then (x) if the number of Subject Vesting Shares that have vested exceeds 690,368, then no additional Subject Vesting Shares shall vest and (y) if the number of Subject Vesting Shares that have vested is less than 690,368 (the “Deficit Amount”), then a number of Subject Vesting Shares equal to 690,368 less the Deficit Amount shall vest; and

●	Any remaining Subject Vesting Shares shall vest in full at the same time that the volume weighted average price of Class A common stock on the Nasdaq as reported by Bloomberg L.P. equals or exceeds $14.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period.

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

As discussed in Note 1 - Organization and Business Operations, the Business Combination was consummated on March 14, 2024, which, for accounting purposes, was treated as the equivalent of Legacy Montana issuing stock for the net assets of XPDB, accompanied by a recapitalization. Under this method of accounting, XPDB was treated as the acquired company for financial accounting and reporting purposes under US GAAP.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $7.5 million inclusive of $5.0 million from the PIPE investment, offset by total transaction costs and other fees totaling of $7.5 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2024:

Cash-trust and cash, net of redemptions	$2,455,361
Add: proceeds from PIPE investment	4,999,998
Less: transaction costs and advisory fees, paid	(7,455,359)
Net proceeds from the Business Combination	—
Less: Subject Vesting Shares liability	(11,792,000)
Less: True Up Shares liability	(555,000)
Less: accounts payable and accrued liabilities combined	(9,054,854)
Add: other, net	374,377
Reverse recapitalization, net	$(21,027,477)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

XPDB Class A common stock, outstanding prior to the Business Combination	10,608,178
Less: Redemption of XPDB Class A common stock	(10,381,983)
Class A common stock of XPDB	226,195
XPDB Class B common stock, outstanding prior to the Business Combination	7,187,500
PIPE subscription	588,235
Business Combination Class A common stock	8,001,930
Legacy Montana Shares	45,821,482
Class A and B Common Stock immediately after the Business Combination	53,823,412

The number of Legacy Montana shares was determined as follows:

	Legacy Montana Units	The Company’s Shares after conversion ratio
Class A Common Stock	1,725,418	41,061,840
Class B Common Stock	200,000	4,759,642

Transaction Costs

During the nine months ended September 30, 2024, based on the proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the Business Combination, inclusive of the recognition of the earnout shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the Business Combination. See Note 11- Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

Public and private placement warrants

The 14,375,000 Public Warrants issued at the time of XPDB’s initial public offering, and 11,125,000 warrants issued in connection with private placement at the time of XPDB’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Redemption

Prior to the closing of the Business Combination, certain XPDB public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 10,381,983 shares of XPDB Class A common stock for an aggregate payment of $112.7 million.

Note 5 — EQUITY METHOD INVESTMENT

AirJoule, LLC

On January 25, 2024, Legacy Montana entered into a joint venture formation framework agreement (the “Framework Agreement”) with GE Vernova, a Delaware limited liability company, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture in which each of Legacy Montana and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize the Company’s AirJoule® water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia.

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

The Company applies the equity method to an investment in common stock of a nonconsolidated entity. In addition to $10.0 million in cash, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value on the condensed consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the following the guidance in ASC 610-20, Sale or Transfer of Non-financial assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statement of operations. As such the Company recognized a gain of $333.5 million (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented on the accompanying condensed consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there is a basis difference between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which as of September 30, 2024 have indefinite lives.

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

The Company’s share of the income (loss) reported by AirJoule, LLC are classified as an equity gain (loss) from investment in AirJoule, LLC on the accompanying condensed consolidated statements of operations. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following tables set forth certain financial information of AirJoule, LLC as of September 30, 2024 and for the three and nine months ended September 30, 2024:

As of September 30, 2024
Total current assets	$7,580,171
Total non-current assets	1,212,585,571
Total assets	$1,220,165,742

Total current liabilities	3,757,424
Total non-current liabilities	3,242,665
Total liabilities	$7,000,089
Equity	1,213,165,653
Total liabilities and equity	$1,220,165,742

AirJoule, LLC assesses its goodwill for impairment annually as of October 1, and more frequently if events and circumstances indicate that goodwill might be impaired. AirJoule, LLC determines the enterprise fair value using an income approach based on estimated discounted future cash flows. Determining the enterprise fair value is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, EBITDA margins, discount rates, the Company’s market capitalization and future market conditions, among others. The level of judgment and estimation is inherently higher in uncertain economic times.

Given the uncertain economic times and AirJoule, LLC’s status as an early stage company with limited operating history and the uncertainties regarding AirJoule, LLC’s successful development and commercialization of its products, there can be no assurance that the estimates and assumptions made for purposes of its goodwill impairment testing in 2024 will prove to be accurate predictions of the future. If AirJoule, LLC’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then AirJoule, LLC may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$—	$—
Net loss	$(4,673,107)	$(5,887,447)

Note 6 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of September 30, 2024	As of December 31, 2023
Accrued royalty	$187,500	$150,000
Accrued payroll	1,094,425	22,481
Professional services	236,736	58,021
Engineering consulting	—	1,700
Business development	—	1,425
Accrued other	98,637	10,813
Total other accrued expenses	$1,617,298	$244,440

Note 7 — LEASES

As discussed in Note 8 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $0 and $6,000 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, lease expenses under this lease were $6,000 and $18,000, respectively.

Lease expense for the company’s operating lease was $9,593 and $22,384, respectively for the three and nine months ended September 30, 2024. Total cash paid for the Company’s operating lease was $2,475 per month with a remaining term of 54 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs on the accompanying condensed consolidated statements of operations.

 At September 30, 2024, approximate future minimum rental payments required under the lease agreement is as follows:

Operating Lease
Remainder of 2024	$7,425
2025	36,700
2026	39,370
2027	40,945
2028	42,583
Thereafter	10,714
Total undiscounted lease payments	177,737
Less: effects of discounting	(17,907)
Operating Lease Liability	$159,830

Classified as:
Operating lease liability, current	$27,783
Operating lease liability, non-current	$132,047

Note 8 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 7 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of September 30, 2024 and December 31, 2023, $0 and $2,000 were owing under this agreement and included in accounts payable on the condensed consolidated balance sheets.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three and nine months ended September 30, 2024, $0 and $80,000, respectively was accrued and included in general and administrative expenses on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, $60,000 and $180,000, respectively was accrued and included in general and administrative expenses on the condensed consolidated statement of operations. On May 1, 2024, this consultancy agreement was terminated. As of September 30, 2024, $0 was owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three and nine months ended September 30, 2024, $0 and $20,000, respectively was accrued and included in research and development expenses on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, $15,000 and $45,000, respectively was accrued for these services and included in research and development expenses on the condensed consolidated statement of operations. On May 1, 2024, this office services agreement was terminated. As of September 30, 2024, $0 was owed under this agreement.

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

Due from Related Party

As described in Note 13 – Subsequent Events, Legacy Montana executed a statement of work with AirJoule, LLC. Expected reimbursement of costs incurred as of September 30, 2024 was $1.4 million and $0.6 million of research and development and general administrative expenses, respectively, and is recorded as a due from related party receivable on the condensed consolidated balance sheets and within contra-expense accounts on the condensed consolidated statement of operations.

Related Party Equity Transactions

As described in Note 9 – Stockholders’ Equity (Deficit), Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted options and awards to the employees of AirJoule, LLC on June 6, 2024. Additionally, as described in Note 13 – Subsequent Events, Legacy Montana executed a statement of work with AirJoule, LLC. Per the statement of work, the Company granted equity awards to AirJoule, LLC employees on September 9, 2024. The number of options and awards granted to the employees of AirJoule, LLC are found in the ‘Non-employee Equity Method Investees’ tables within Note 10 – Stock-based Compensation.

Note 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common stock — The Company is authorized to issue 600,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were 51,083,523 shares and 32,731,583 shares of Class A common stock issued and outstanding, respectively. Each share of Class A Common Stock has one vote and has similar rights and obligations.

Class B Common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were 4,759,642 shares of Class B common stock issued and outstanding. Each share entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the Post-Combination Company entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company.

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

As of September 30, 2024, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the product of the number of shares of the Company’s common stock underlying the warrants multiplied by the excess of the 10 day average closing price (defined below) as of the date prior to the date on which notice of exercise is sent or given to the warrant agent, less the warrant exercise price by (y) the 10 day average closing price. The 10 day average closing price means, as of any date, the average last reported sale price (defined below) of the shares of the Company’s common stock as reported during the 10 trading day period ending on the trading day prior to such date. Last reported sale price means the last reported sale price of the Company’s common stock on the date on which the notice of exercise of the warrant is sent to the warrant agent.

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

Subscription Agreements

During the nine months ended September 30, 2024, the Company entered into subscription agreements with various investors (the “Subscription Agreements”), which brought in approximately $61.8 million in gross proceeds. The Company issued and sold 5,807,647 shares of the Class A common stock to investors upon the Closing in exchange for equity interests issued by Legacy Montana pursuant to Subscription Agreements entered into by Legacy Montana with such investors in the first quarter of 2024, which resulted in gross proceeds of approximately $49.4 million, comprised of approximately $43.4 million received in the first quarter of 2024 and approximately $6.0 million in the second quarter of 2024. Of this total, TEP Montana purchased an aggregate of 5,116,176 shares in exchange for approximately $43.5 million pursuant to Subscription Agreements between Legacy Montana and TEP Montana. During the second quarter of 2024, the Company issued and sold an additional 1,238,500 shares of Class A common stock to investors pursuant to Subscription Agreements executed in the second quarter, which resulted in additional gross proceeds of approximately $12.4 million.

Equity financing

Legacy Montana completed a preferred equity financing during February 2023 with TEP Montana, and issued 4,426 Series B Preferred Units in conjunction with this transaction. Upon close of the Business combination, these shares were converted to 105,331 Class A Common stock of the Company.

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

In January, February and March 2024, 13 Legacy Montana option holders exercised their options to purchase a total of 2,141,839 shares of Class A common stock, as converted, for a total purchase price of $56,250. In June 2024, one Legacy Montana option holder exercised its options to purchase a total of 8,000 shares of Class A common stock, as converted, for a total purchase price of $3,920.

In September 2024, three Legacy Montana option holders exercised their options to purchase a total of 67,495 shares of Class A common stock, as converted, for a total purchase price of $33,073.

As of September 30, 2024, of the 1,259,585 Legacy Montana options that are outstanding, 594,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 307,656 options expire on April 4, 2030, and 285,579 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”) and Montana Technologies Corporation’s 2024 Employee Stock Purchase Plan (the “ESPP” and together with the Incentive Plan, the “Incentive Plans”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plans, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only) , (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Right (“SAR”), (d) Restricted Stock Units (e) Restricted Stock, (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Award”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000).

Stock Options

Employees
			Compensation Expense (2)
Grant Date	NSO Options (#) (1)	Exercise Price ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	651,737 (4)	10.23	157,430	201,395
September 9, 2024 (3)	177,747	10.23	5,988	5,988

(1)	One-fourth of the total number of shares of Class A common stock subject to the NSOs vest and become exercisable on June 6, 2025, and one-sixteenth of the total number of shares of Class A common stock subject to the Option shall vest and become exercisable on each three (3)-month anniversary thereafter, subject to the applicable employee’s continued service through the applicable vesting date
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
(3)	The vesting commencement date for NSOs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.
(4)	2,633 options were forfeited during the three months ended September 30, 2024.

Non-employee Directors
			Compensation Expense (2)
Grant Date	NSO Options (#) (1)	Exercise Price ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	99,540	10.23	96,676	123,530

(1)	These NSOs vest and become exercisable in full on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date.
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

Non-employee Equity Method Investees
			Compensation Expense (2)
Grant Date	NSO Options (#) (1)	Exercise Price ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	65,832	10.23	15,984	20,424
September 9, 2024 (3)	376,560	10.23	12,685	12,685

(1)	One-fourth of the total number of shares of Class A common stock subject to the NSOs vest and become exercisable on June 6, 2025, and one-sixteenth of the total number of shares of Class A common stock subject to the Option shall vest and become exercisable on each three (3)-month anniversary thereafter, subject to the applicable recipient’s continued service through the applicable vesting date
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
(3)	The vesting commencement date for NSOs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.

The fair value of the NSOs were determined using the Black-Scholes option-pricing model and were based on the following weighted average assumptions:

	Grant Date
Incentive Plan	June 6, 2024	September 9, 2024
Expected term - years	6.1	10.0
Expected volatility	29.5%	28.5%
Risk-free interest rate	4.2%	3.7%
Expected dividends	—	—

Restricted Stock Units

Employees
			Compensation Expense (2)
Grant Date	Awards (#) (1)	Grant Date Fair Value ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	247,500(4)	10.23	157,427	201,393
September 9, 2024 (3)	70,000	5.11	9,563	9,563

(1)	These awards vest as to 25% of the total awards granted on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date.
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
(3)	The vesting commencement date for RSUs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.
(4)	1,000 awards were forfeited during the three months ended September 30, 2024.

Non-employee Directors
			Compensation Expense (2)
Grant Date	Awards(#) (1)	Grant Date Fair Value ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	37,800	10.23	96,676	123,529

(1)	These awards vest in full on the earlier of (i) the one (1) year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date.
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

Non-employee Equity Method Investees
			Compensation Expense (2)
Grant Date	Awards (#) (1)	Grant Date Fair Value ($)	Three Months Ended September 30, 2024 ($)	Nine Months Ended September 30, 2024 ($)
June 6, 2024	25,000	10.23	15,984	20,425
September 9, 2024 (3)	143,000	5.11	19,538	19,538

(1)	These awards vest as to 25% of the total awards granted on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable recipient’s continued service through the applicable vesting date.
(2)	Compensation expense related to these options are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
(3)	The vesting commencement date for RSUs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.

Note 11 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$16,570,000	$16,570,000
True Up Shares liability	—	—	2,288,000	2,288,000
Subject Vesting Shares liability	—	—	4,270,000	4,270,000
Total liabilities	$—	$—	$23,128,000	$23,128,000

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

The estimated fair value of the Earnout Shares was determined with a Monte Carlo simulation using a distribution of potential outcomes for expected EBITDA and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected XPDB’s management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics which impact the timing of future cash flows represent contractual inputs. Assumptions such as risk-free rate, stock price, volatility, and discount rate were based on market data. See the following summary of key inputs:

	As of September 30, 2024	As of March 14, 2024
Stock Price (1)	$5.80	$10.00
Volatility	40%	35%
Risk free rate of return	3.50%	4.24%
Expected term (in years)	4.5	5.0

(1)	At March 14, 2024, the $10.00 price represents the Business Combination price.

The following table presents the changes in the fair value of the Earnout Shares liability:

Nine Months Ended September 30, 2024
Earnout Shares Liability as of December 31, 2023	$—
Expensed as transaction costs of business combination	53,721,000
Change in fair value	7,672,000
Balance as of March 31, 2024	61,393,000
Change in fair value	(13,064,000)
Balance as of June 30, 2024	48,329,000
Change in fair value	(31,759,000)
Balance as of September 30, 2024	$16,570,000

As of September 30, 2024 and March 14, 2024, the estimated fair value of all the Earnout Shares ($16.6 million and $53.7 million, respectively) represents approximately 1,864,718 and 4,627,294 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain Earnout Milestones. For the nine months ended September 30, 2024, the change in the fair value of the earnout liability primarily relates to changes in the timing of cash flows, a decrease in the stock price and an increase in the volatility.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the three months ended September 30, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg was less than $8.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 15 consecutive trading days. As a result of this triggering event, the Company shall issue to the investor a number of shares of Class A common stock within two business days of the one-year anniversary of the Closing Date. The True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 11 – Fair Value Measurements.

The following table presents the changes in the fair value of the True Up Shares liability:

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	555,000
Change in fair value	(269,000)
Balance as of March 31, 2024	286,000
Change in fair value	136,000
Balance as of June 30, 2024	422,000
Change in fair value	1,866,000
Balance as of September 30, 2024	$2,288,000

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Nine months ended September 31, 2024
Balance as of December 31, 2023	$—
Assumed in the Business Combination	11,792,000
Change in fair value	2,425,000
Balance as of March 31, 2024	14,217,000
Change in fair value	(1,759,000)
Balance as of June 30, 2024	12,458,000
Change in fair value	(8,188,000)
Balance as of September 30, 2024	$4,270,000

The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount.

Items Measured at Fair Value on a Nonrecurring Basis

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

License Agreement

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended September 30, 2024 and 2023, respectively and $187,500 and $112,500 was expensed for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, $187,500 and $150,000, respectively, was accrued by the Company in the accompanying condensed consolidated balance sheets.

Future minimum royalties are as follows as of September 30, 2024:

Remainder of 2024	$62,500
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, Legacy Montana entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). Legacy Montana and CATL US both own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6 million to CAMT. Contributions will be requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of September 30, 2024, no amount was funded to CAMT.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of September 30, 2024.

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

Note 13 — SUBSEQUENT EVENTS

Statement of Work – Related Party

In November 2024, Legacy Montana and AirJoule, LLC executed a statement of work (“AirJoule SOW”) under the Master Services Agreement, dated as of March 4, 2024, by and between Legacy Montana and AirJoule, LLC. Pursuant to the AirJoule SOW, Legacy Montana will provide AirJoule, LLC with engineering and administrative services. Once each calendar year, unless otherwise agreed by the Board of Managers of AirJoule (the “AJ Board”), Legacy Montana will provide equity awards to AirJoule, LLC employees in amounts approved by the AJ Board.

AirJoule, LLC will reimburse Legacy Montana for costs incurred related to the AirJoule SOW during a two-year period beginning March 4, 2024 and ending on March 2, 2026. For the three and nine months ended September 30, 2024, $2.0 million of costs were incurred by Legacy Montana related to the AirJoule SOW. These costs are expensed as incurred and recorded as research and development or general and administrative costs in the condensed consolidated statements of operations. Expected reimbursement of costs as of September 30, 2024 was $2.0 million and is recorded as a due from related party receivable on the condensed consolidated balance sheets and within contra-expense accounts on the condensed consolidated statement of operations.

According to ASC 855-10-25-1, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Though the SOW was not executed until November 2024, conditions existed at the date of the balance sheet. Accordingly, the Company has recognized transactions related to the AirJoule SOW in the financial statements.

Class B Common Stock to Class A Common Stock Conversion

In November 2024, pursuant to a notice of conversion delivered by the holder of all outstanding shares of Class B common stock to the Company, all outstanding shares of Class B common stock were converted on a one-for-one basis into shares of Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, and our audited financial statements as of the year ended December 31, 2023, included in Form 8-K filed with the SEC on March 20, 2024

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to: our status as an early stage company with limited operating history, which may make it difficult to evaluate the prospects for our future viability; our initial dependence on revenue generated from a single product; significant barriers we face to deploy our technology; the dependence of our commercialization strategy on our relationship with third parties; our history of losses; accuracy of assumptions underlying projections related to our equity method goodwill impairment testing; and other risks and uncertainties described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of AirJoule Technologies Corporation, formerly known as Montana Technologies Corporation and its consolidated subsidiaries, and (ii) prior to the Business Combination, AirJoule Technologies LLC, formerly known as Montana Technologies LLC (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Company Overview

We are an atmospheric water harvesting technology company that aims to provide energy and cost-efficient atmospheric water generation, sustainable dehumidification, and evaporative cooling. AirJoule is a climate solution technology that harvests the water vapor in the atmosphere and provides pure water in an effort to combat water scarcity. AirJoule also provides dehumidified air, which can be used for a variety of industrial uses, including HVAC systems. In a HVAC utilization, our AirJoule technology is designed to reduce energy consumption, minimize/eliminate harmful refrigerants, and generate material cost efficiencies. We are focused on scaling manufacturing through global joint ventures and deploying AirJoule units worldwide as a key part of the solution to address water scarcity and global warming.

Growth Strategy and Outlook

The AirJoule system seeks to address two of the world’s most problematic issues: rising water stress and increasing demand for comfort cooling. We estimate that our Total Addressable Market, or TAM, globally is approximately $455 billion, comprised of a TAM in the atmospheric water harvesting sector of approximately $100 billion and a TAM in the HVAC sector of approximately $355 billion.

We aim to offer our products and services in global markets where demand for water security and comfort cooling are highest. In light of our proprietary technology, we believe that we are uniquely positioned to provide curated solutions that satisfy our customers’ needs and expectations within the atmospheric water harvesting and HVAC sectors. Additionally, with several partnerships in place and a rapidly growing pipeline of new opportunities, we believe that we possess the potential for global scalability at attractive margins. We anticipate that our existing partnerships with Pacific Northwest National Laboratory, BASF (an international chemical company), and CATL (an international lithium-ion electric vehicle battery manufacturer) will help accelerate manufacturing of materials and components as well as provide product validation and commercialization.

Recent Developments

Change of Company Name

AirJoule Technologies Corporation

Effective November 13, 2024, Montana Technologies Corporation changed its corporate name to AirJoule Technologies Corporation, pursuant to an amended and restated certificate of incorporation filed with the Delaware Secretary of State.

AirJoule Technologies LLC

Effective November 13, 2024, Montana Technologies LLC changed its corporate name to AirJoule Technologies LLC, pursuant to an amended and restated certificate of incorporation filed with the Delaware Secretary of State.

Statement of Work – Related Party

In November 2024, we executed a statement of work with AirJoule, LLC under the Master Services Agreement, dated as of March 4, 2024, by and between us and AirJoule, LLC, pursuant to which we will provide AirJoule, LLC with engineering and administrative services. Once each calendar year, unless otherwise agreed by the Board of Managers of AirJoule, LLC, or the AJ Board, we will provide equity awards to AirJoule, LLC employees in amounts approved by the AJ Board.

Components of Our Results of Operations

Revenue

We anticipate that we will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of September 30, 2024 no revenue has been earned.

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative: General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.

●	Research and development: Research and development expenses include internal personnel, parts, prototypes and third-party consulting costs related to preliminary research and development of our products.

●	Sales and marketing: Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

●	Transaction costs incurred in connection with business combination: Transaction costs represent the initial recognition of the earnout shares liability and fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

●	Depreciation and amortization: Depreciation and amortization expense consists of depreciation of property and equipment.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the condensed consolidated financial statements.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Share-Based Compensation

We account for share-based compensation arrangements granted to employees in accordance with ASC 718, Share-based Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. We account for forfeitures when they occur.

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

We estimate the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of triggering events. Under ASC 718, such Earnout shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Common Stock. An increase of 100-basis points in interest rates would not have a material impact on our stock-based compensation. During the period from the date of the Business Combination through September 30, 2024 we did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of September 30, 2024 was $4.5 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Business Combination Agreement, eligible former Legacy Montana Equityholders are entitled to receive the Earnout Shares upon us achieving certain Earnout Milestones (as described in the Merger Agreement). The settlement of the Earnout Shares to the holders of Legacy Montana common units contain variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation, and amortization, or EBITDA, and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. Expected EBITDA assumes that each production line will achieve equivalent production generating $50 million of Annualized EBITDA. The commission dates used reflected management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics represent contractual inputs. The contingent Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement and the Subject Vesting Shares issued in connection with the Business Combination, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 (defined below) and FASB ASC 815, Derivatives and Hedging, or ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815; therefore, the Class A common stock, or the True Up Shares is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 - Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares liability vest and are no longer subject to forfeiture as described in Note 4 - Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

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

We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. We measure goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets and liabilities combined, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that we incur in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

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

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which we do not have a controlling financial interest but has significant influence are accounted for using the equity method, with our share of earnings or losses reported in earnings or losses from equity method investments on the statements of operations.

Under the equity method of accounting, our investment is initially recorded at fair value on the consolidated balance sheets. Upon initial investment, we evaluate whether there are basis differences between the carrying value and fair value of our proportionate share of the investee’s underlying net assets. Typically, we amortize basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development and goodwill. If we are unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance, which is tracked separately within our memo accounts. We subsequently record in the statements of operations our share of income or loss of the other entity within other income/expense, which results in an increase or decrease to the carrying value of our investment. If the share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value.

Additionally, if an equity method investee recognizes a goodwill impairment charge in its separate financial statements, we will recognize its share of the impairment in its financial statements in the same manner in which it recognizes other earnings of the investee.

Warrants

We determine the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to our equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Income Taxes

Prior to the Business Combination on March 14, 2024, we were a limited liability company, or LLC, and treated as a partnership for income tax purpose. As a Partnership, we were not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes.

We follow the asset and liability method of accounting for income taxes under ASC 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated our tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that we have taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. Our reserves related to uncertain tax positions was zero as of September 30, 2024 and December 31, 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 - Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

The following table sets forth the Company’s condensed consolidated statements of operations data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change

Cost and expenses:
General and administrative	$2,438,227	$3,570,892	$(1,132,665)	$6,462,671	$5,602,081	$860,590
Research and development	(87,147)	814,749	(901,896)	1,809,814	2,518,836	(709,022)
Sales and marketing	23,639	167,890	(144,251)	136,205	306,466	(170,261)
Transaction costs incurred in connection with business combination	—	—	—	54,693,103	—	54,693,103
Depreciation and amortization	2,136	1,086	1,050	4,437	3,256	1,181
Loss from operations	(2,376,855)	(4,554,617)	(2,177,762)	(63,106,230)	(8,430,639)	54,675,591

Other income (expense):
Interest Income	374,051	6,264	367,787	616,677	9,815	606,862
Gain on contribution to AirJoule, LLC	—	—	—	333,500,000	—	333,500,000
Equity loss from investment in AirJoule, LLC	(2,336,554)	—	(2,336,554)	(2,943,724)	—	(2,943,724)
Change in fair value of Earnout Shares liability	31,759,000	—	31,759,000	37,151,000	—	37,151,000
Change in fair value of True Up Shares liability	(1,866,000)	—	(1,866,000)	(1,733,000)	—	(1,733,000)
Change in fair value of Subject Vesting Shares liability	8,188,000	—	8,188,000	7,522,000	—	7,522,000
Gain on settlement of legal fees	—	—	—	2,207,445	—	2,207,445
Other income	6,921	—	6,921	6,921	—	6,921
Total other income, net	36,125,418	6,264	36,119,154	376,327,319	9,815	376,317,504

Income (loss) before income taxes	33,748,563	(4,548,353)	38,296,916	313,221,089	(8,420,824)	321,641,913
Income tax benefit (expense)	1,268,295	—	1,268,295	(83,219,044)	—	(83,219,044)
Net income (loss)	$35,016,858	$(4,548,353)	$39,565,211	$230,002,045	$(8,420,824)	$238,422,869

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 was $2.4 million as compared to $3.6 million for the three months ended September 30, 2023. The $1.1 million decrease was primarily related to increases in professional services such as legal, audit and accounting services offset by the reimbursement of costs incurred per the statement of work with AirJoule, LLC. Refer to Note 13 – Subsequent Events for further detail. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

General and administrative expenses for the nine months ended September 30, 2024 was $6.5 million as compared to $5.6 million for the nine months ended September 30, 2023. The $0.9 million increase was primarily related to increases in professional services such as legal and audit and accounting offset by the reimbursement of costs incurred per the statement of work with AirJoule, LLC. Refer to Note 13 – Subsequent Events for further detail. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended September 30, 2024 was $(0.1) million as compared to $0.8 million for the three months ended September 30, 2023. The $0.9 million decrease was primarily related to the reimbursement of costs per the statement of work with AirJoule, LLC. Refer to Note 13 – Subsequent Events for further detail.

Research and Development expenses for the nine months ended September 30, 2024 was $1.8 million as compared to $2.5 million for the nine months ended September 30, 2023. The $0.7 million decrease in research and development was primarily related to the reimbursement of costs incurred per the statement of work with AirJoule, LLC, partially offset by an increase in personnel and prototype related costs as the Company continues to develop its products and technology. We expect that our research and development expenses will increase in future periods commensurate with the expected growth of our business.

Sales and Marketing

Sales and marketing for the three months ended September 30, 2024 was $23,639 as compared to $0.2 million for the three months ended September 30, 2023. In 2023, we incurred non-recurring expenses related to business development that ended in July 2023. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Sales and marketing for the nine months ended September 30, 2024 was $0.1 million as compared to $0.3 million for the nine months ended September 30, 2023. In 2023, we incurred non-recurring expenses related to business development that ended in July 2023. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Transaction costs incurred in connection with business combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by Legacy Montana of approximately $1.0 million, which were paid in 2024.

Depreciation and amortization

Depreciation expense for the three months ended September 30, 2024 and 2023 was $2,136 and $1,086, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $4,437 and $3,256, respectively.

Interest Income

Interest income was $0.4 million and $0.6 million, respectively for the three and nine months ended September 30, 2024 compared to $6,264 and $9,815 for the three and nine months ended September 30, 2023. This is a result of the increase in our cash balance.

Gain on contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, for the nine months ended September 30, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

We determined the fair value of the intellectual property by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate, Level 3 measurements. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, our discount rates, attrition rate and fair value estimates using its cash flow projections.

Equity loss from investment in AirJoule, LLC

As previously noted, on January 25, 2024, AirJoule Technologies, LLC entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the three months ended September 30, 2024 and for the period from March 4, 2024 to September 30, 2024, we recognized a loss of $2.3 million and $3.0 million, respectively from our 50% equity investment in the AirJoule JV.

Change in fair value of Earnout Shares liability

Upon consummation of the Business Combination, we expensed approximately $53.7 million in Earnout Shares liability. The change in fair value of $31.8 million and $37.2 million for the three and nine months ended September 30, 2024, is due to a decrease in the estimated fair value of the liability and is recognized as a gain in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a change in the timing of future cash flows, a decrease in the stock price and an increase in the volatility.

Change in fair value of True Up Shares liability

Upon consummation of the Business Combination, we assumed approximately $0.6 million in earnout true up shares liability. The change in fair value of the liability of $(1.9) million and $(1.7) million during the three and nine months ended September 30, 2024, respectively, is due to a decrease in our stock price. The increase in the estimated fair value of the liability was recognized as a loss in the condensed consolidated statements of operations.

Change in fair value of Subject Vesting Shares liability

Upon consummation of the Business Combination, we assumed approximately $11.8 million for the subject vesting shares liability. The change in fair value of income of $8.2 million and $7.5 million during the three and nine months ended September 30, 2024, respectively, is due to a decrease in the estimated fair value of the liability recognized as a gain in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a change in the timing of future cash flows, a decrease in the stock price and an increase in the volatility.

Gain on settlement of legal fees

During the nine months ended September 30, 2024, we recognized a gain on the settlement of legal fees related to the transaction costs of the Business Combination. There were no such gains in the three months ended September 30, 2024 and the three and nine months ended September 30, 2023.

Income tax benefit (expense)

For the three and nine months ended September 30, 2024, income tax benefit (expense) was $1.3 million and $(83.2) million, respectively. During the three and nine months ended September 30, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. We had retained earnings of approximately $212.8 million as of September 30, 2024. As of September 30, 2024, we had $29.1 million of working capital including $30.7 million in cash, cash equivalents and restricted cash.

We assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required for new and existing projects. Management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of its technology and the development of market and strategic relationships with other businesses and customers.

With the consummation of the Business Combination and Subscription Agreements (as described above and in Note 4 – Recapitalization), we received gross proceeds of approximately $43.4 million in the first quarter of 2024 and approximately $6.0 million in May 2024. Additionally, in June 2024, we received gross proceeds of approximately $12.4 million from existing and new investors for 1,238,500 million shares of Class A common stock pursuant to an Additional Subscription Agreement entered into on June 5, 2024.

Our future capital requirements will depend on many factors, including, the timing and extent of spending to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, we contributed $10 million in cash to the AirJoule JV at the JV Closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. We has also agreed to contribute up to an additional $90 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV.

In order to finance these opportunities and associated costs, it is possible that we would need to raise additional financing if the proceeds realized to date are insufficient to support its business needs. While we believe that the proceeds realized to date will be sufficient to meet its currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to it or at all. If we are unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

Contractual Obligations and Commitments

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, we agreed to a minimum royalty amount of which $62,500 and $37,500 was expensed for the three months ended September 30, 2024 and 2023, respectively and $187,500 and $112,500 was expensed for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, $187,500 and $150,000, respectively, was accrued in the accompanying condensed consolidated balance sheet.

Future minimum royalties are as follows as of September 30, 2024:

Remainder of 2024	$62,500
2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, we entered into a joint venture agreement with CATL US, an affiliate of CATL, pursuant to which we and CATL US formed CAMT, a limited liability company organized under the laws of Hong Kong. Legacy Montana and CATL US each own 50% of CAMT’s issued and outstanding shares.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 Legacy Montana and CATL US have each agreed to contribute $6 million to CAMT. Contributions will be requested by CAMT based on a business plan and operating budgets to be agreed between us and CATL US. Any additional financing beyond the initial $12 million (i.e., $6 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of September 30, 2024, we have not funded this joint venture or contributed any assets to the joint venture.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment.

Cash flows for the nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(21,561,224)	$(4,047,533)
Net cash used in investing activities	(10,016,031)	(98,950)
Net cash provided by financing activities	61,889,003	264,441
Net increase (decrease) in cash and cash equivalents	$30,311,748	$(3,882,042)

Net Cash used in operating activities

During the nine months ended September 30, 2024, net cash used in operating activities was $21.6 million and primarily reflected our net income from operations and decreases in accounts payable, accrued expenses and other liabilities.

During the nine months ended September 30, 2023, net cash used in operating activities was $4.0 million and primarily reflected our net loss from operations offset by an increase in accounts payable and accrued expenses and other liabilities.

Net Cash used in investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $10.0 million as a result of the Company’s contribution made to AirJoule, LLC.

During the nine months ended September 30, 2023, minimal cash was used in investing activities.

Net Cash flows provided by financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $61.9 million and primarily related to proceeds from the issuance of Legacy Montana common stock related to private placements prior to the Merger and the exercise of stock options and warrants and the issuance of common stock to PIPE investors.

During the nine months ended September 30, 2023, minimal cash was provided by financing activities.

Off balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2024, other than noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. As a result of the closing of the Business Combination, the risk factors previously disclosed in part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 no longer apply. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see below as well as the section in our Registration Statement on Form S-1 filed with the SEC on April 12, 2024 (as amended) (the “Form S-1”) titled “Risk Factors”. As of the date hereof, other than as disclosed below, there have been no material changes to the risk factors disclosed in the Form S-1, other than as updated by the information appearing in Part II, Item 1A, Risk Factors in Quarterly Reports on Form 10-Q filed following the Form S-1. Any of the factors referenced below or the factors disclosed in the Form S-1 or any such subsequent Form 10-Qs in the section titled “Risk Factors” could result in a significant or material adverse effect on our results of operations or financial condition, and additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may incur impairment charges related to the carrying value of our equity method investment in the AirJoule JV, which could have a significant negative effect on our financial condition, results of operations and the price of our securities.

We regularly evaluate the carrying value of our equity method investment in the AirJoule JV, and we may incur an impairment charge if we determine that the carrying value of such investment exceeds the fair value. For example, if the AirJoule JV recognizes a goodwill impairment charge in its separate financial statements, we would be required to impair the value of our investment in the AirJoule JV.

The AirJoule JV tests its goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that a potential goodwill impairment exists. Asset impairment evaluations with respect to goodwill are, by nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of the AirJoule JV’s assets, which could impact the need to record an impairment charge and the amount of any charge taken. If AirJoule JV’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then the AirJoule JV may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Though any impairment we may be required to incur in the future would be a non-cash charge and therefore not have an immediate impact on our liquidity, the fact that we report a charge of this nature could contribute to negative market perceptions about our business or our securities. In addition, charges of this nature may hinder our ability to obtain future financing on favorable terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, no shares of capital stock were sold by the Company without registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Montana Technologies LLC, XPDB Merger Sub, LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., Montana Technologies LLC and XPDB Merger Sub LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).
2.3	Third Amended and Restated Certificate of Incorporation of AirJoule Technologies Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2024)
3.1	Third Amended and Restated Bylaws of AirJoule Technologies Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2024)
4.1	Public Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.2	Private Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

AIRJOULE TECHNOLOGIES CORPORATION

November 13, 2024	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer