Form 10-K
period 2024-12-31
AirJoule Technologies Corp.
filed 2025-03-25
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, was approximately $184,459,860 based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2025, there were 55,997,661 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“A&R Joint Venture Agreement” are to the Amended and Restated Joint Venture Agreement for the AirJoule JV, entered into on March 4, 2024 between us and GE Vernova;

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company, which was adopted in connection with the closing of our initial public offering;

●	“anchor investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“Business Combination” are to the Merger and the other transactions contemplated by the Merger Agreement;

●	“CAMT” are to CAMT Climate Solutions, a limited liability company organized under the laws of Hong Kong pursuant to a joint venture entered into on October 27, 2021 between us and CATL; we and CATL both own 50% of CAMT’s issued and outstanding shares;

●	“CATL” are to Contemporary Amperex Technology Co., Limited;

●	“CATL Joint Venture Agreement” are to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 between us and CATL US;

●	“CATL US” are to CATL US Inc., an affiliate of CATL;

●	“Carrier” are to Carrier Global Corporation, a global provider of HVAC equipment and technology headquartered in Palm Beach Gardens, Florida;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“coated contactors” are to heat exchangers coated with our proprietary sorbent material, such as a metal organic framework;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“common unit” are to our units issued in our initial public offering;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“GE Vernova” are to GE Ventures LLC;

●	“IPO” are to the initial public offering of the company completed on December 14, 2021;

●	“Joint Development Agreement” are to the joint development agreement, dated as of September 27, 2022, with BASF for the production of engineered super-porous MOF materials to our specifications that are applied as a coating to AirJoule contactors to perform the energy and water-harvesting function;

●	“Management” or our “management team” are to our executive officers and directors, and “directors” are to our current directors;

●	“Merger” are to the merger of Merger Sub with and into our Predecessor pursuant to the Business Combination Agreement, in which our Predecessor survived and became a direct, wholly owned subsidiary of XPDB;

●	“Merger Agreement” are to the Agreement and Plan of Merger between XPDB, XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB, and our Predecessor, dated June 5, 2023 and amended February 5, 2024;

●	“Merger Sub” are to XPDB Merger Sub, LLC, a direct, wholly-owned subsidiary of XPDB;

●	“MOF” are to metal organic framework, a highly porous material engineered to adsorb certain molecules from the air;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PNNL” means the Pacific Northwest National Laboratory, one of the United States Department of Energy national laboratories located in Richland, Washington;

●	“Predecessor” are to, prior to the consummation of the Business Combination, Montana Technologies, LLC. In November 2024, Montana Technologies LLC changed its name to AirJoule Technologies LLC;

●	“private placement warrants” are to the warrants of the company to purchase one share of common stock, which warrants were initially purchased by the sponsor and the anchor investors in a private placement that closed simultaneously with the IPO and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to the publicly traded warrants of the company to purchase one share of common stock issued as part of each common unit in our initial public offering and which began trading separately on January 31, 2022;

●	“sponsor” are to XPDI Sponsor II LLC, a Delaware limited liability company formed by individuals affiliated with TEP and XMS. References to the experience of our sponsor include the experience of TEP, XMS and their respective affiliated investment professionals;

●	“TEP” are to Transition Equity Partners, LLC, a private equity fund focused on renewable and transition energy infrastructure in North America;

●	“trust account” are to the trust account set up following our initial public offering with Continental Stock Transfer & Trust Company acting as trustee;

●	“warrants” are to the private placement warrants, public warrants and any warrants we issue to our sponsor upon conversion of loans;

●	“we,” “us,” “our,” “company” or “our company” are to (i) following the Business Combination, AirJoule Technologies Corporation (formerly known as Montana Technologies Corporation) and its consolidated subsidiaries, and (ii) prior to the Business Combination, AirJoule Technologies LLC (formerly known as Montana Technologies LLC) (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

●	“Wh/L” are to watt-hours per liter, the unit of measurement for energy required to remove a liter of water from the air by AirJoule and other methods of dehumidification

●	“XMS” are to XMS XPDI Sponsor Holdings II LLC, an entity owned by professionals of XMS Capital Partners, LLC, a global independent financial services firm, primarily providing strategic and financial advisory services;

●	“XMS Capital” are to XMS Capital Partners, LLC, an entity experienced in providing strategic and financial advisory services, inducing advising clients on mergers and acquisitions, capital structure, financings, takeover and activist preparation, and restructurings; and

●	“XPDB” are to Power & Digital Infrastructure Acquisition II Corp., a special purpose acquisition company. In connection with closing the Business Combination, XPDB changed its name to Montana Technologies Corporation. On November 13, 2024, Montana Technologies Corporation changed its name to AirJoule Technologies Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “will,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Report titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the ability to implement business plans and forecasts, including the ability to develop, deploy and commercialize the Company’s technology and equipment;

●	risks related to the Company’s arrangements with the Company’s strategic partnerships and other third parties;

●	the availability and cost of materials needed to develop, deploy and commercialize the Company’s technology and equipment;

●	the enforceability of the Company’s intellectual property, including its patents, and the potential infringement on the intellectual property rights of others;

●	our ability to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others;

●	the ability to maintain the listing of the Company’s securities on the Nasdaq;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	the price of the Company’s securities, including volatility resulting from changes in the competitive and highly regulated industries in which the Company plans to operate, variations in performance across competitors, and changes in laws and regulations, or changes in the implementation of regulations by regulatory bodies, affecting the Company’s business; and

●	the impact of changes in local, regional and national economic conditions, crime, weather (including weather influenced by climate change), demographic trends and employee availability.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment and a competitive industry. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement we may make in this Report. As a result of these factors, although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from our expectations. We qualify all of our forward-looking statements by these cautionary statements. You should read this Report and the documents that have been filed as exhibits hereto with the understanding that the actual future results, levels of activity, performance, events and circumstances of the Company may be materially different from what is expected.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We are a pre-revenue and early-stage company that has a limited operating history, which could make it difficult to make any predictions about our future success or viability.

●	We may be unable to successfully develop and commercialize our AirJoule technology.

●	Demand for our products may not grow or may grow at a slower rate than we anticipate.

●	We are subject to risks associated with changing technology, product innovation, manufacturing techniques, operational flexibility and business continuity, which may put us at a competitive disadvantage.

●	We may face significant competition from established companies that have longer operating histories, customer incumbency advantages, access to and influence with governmental authorities and more capital resources than we do.

●	The estimates and assumptions we use to determine the size of the total addressable market are based on a number of internal and third-party estimates, which may be incorrect and such inaccuracy could materially and adversely affect our business.

●	We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs related to potential litigation or expensive licenses.

●	We may be subject to cyber-attacks or a failure in our information technology and data security infrastructure that could adversely affect our business and operations.

●	Increased scrutiny of environmental, social, and governance (“ESG”) matters, including our completion of certain ESG initiatives, could have an adverse effect on our business, financial condition and results of operations, result in reputational harm and negatively impact the assessments made by ESG-focused investors when evaluating us.

●	Our business may be affected by force majeure events outside of our control, including labor unrest, civil disorder, war, subversive activities or sabotage, climate change, including the increased frequency or severity of natural and catastrophic events and changes in climate change policies and any future widespread public health crisis may negatively impact our business and operations.

●	Our business is subject to liabilities and operating restrictions arising from environmental, health and safety laws, regulations and permits across multiple jurisdictions.

●	We may incur higher costs, including costs to comply with new or more stringent environmental, health and safety laws and regulations, which may decrease our profitability.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and litigation associated with our intellectual property rights may be costly.

v

PART I

Item 1. Business.

Overview

We are a water harvesting technology company that produces pure distilled water by harvesting the water vapor in the atmosphere. Our proprietary AirJoule system, once commercialized, will provide cost-effective water to businesses and consumers around the world and help address growing concerns around water scarcity. Our system is especially valuable for industrial users, which generate significant amounts of waste heat that can be utilized to produce pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our AirJoule technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule systems through our global partnerships, including with GE Ventures LLC “GE Vernova” and Carrier Global Corporation (“Carrier”), and we believe that deploying AirJoule units worldwide can help to improve water security and reduce global emissions. We plan to manufacture AirJoule units capable of producing 1,000 liters per day in 2025, which we intend to use for customer demonstrations, and we expect to scale capacities for commercial sales in 2026.

Company Background

Our Predecessor, established in 2018, worked closely with researchers at the Pacific Northwest National Laboratory (“PNNL”) to develop enhancements to its self-regenerating pressure swing dehumidifier technology. In 2020, the Predecessor executed a strategic project partnership agreement with PNNL, and in 2021, obtained an exclusive worldwide license from PNNL with respect to the technology. Our Predecessor then spent several years developing the pressure swing technology, securing additional intellectual property protection, producing multiple prototypes, and assembling partnerships with leading global companies including GE Vernova and Carrier. See “Our Competitive Strengths — Our Partners.” In June 2023, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with the Predecessor, which was consummated through a Business Combination on March 14, 2024. In connection with closing the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition II Corp. to Montana Technologies Corporation. In November 2024, to better align our name with our business operations and proprietary technology, we changed our name from Montana Technologies Corporation to AirJoule Technologies Corporation, and our wholly-owned subsidiary changed its name from Montana Technologies LLC to AirJoule Technologies LLC.

The AirJoule Technology

Advanced Sorbents

AirJoule is a transformational technology that uses an advanced sorbent, in conjunction with a proprietary pressure swing system, to cost-effectively harvest pure distilled water from air. At present, the sorbent used in AirJoule systems is a proprietary metal organic framework (“MOF”). MOFs are a class of porous, crystalline materials composed of metal ions or clusters coordinated to organic ligands, forming highly ordered, three-dimensional structures. Known for their exceptionally high surface areas, which often surpass that of traditional porous materials, MOFs can be engineered at the molecular level to adsorb certain molecules from the air. Adsorption occurs when a molecule of one substance binds to the surface of another molecule (in contrast to absorption, where one material is taken into the bulk of another material). Desorption is the opposite process, whereby a molecule is released from the surface of another molecule.

MOFs have been widely studied for their potential applications in various fields, including gas storage and separation, catalysis, sensing, and drug delivery. MTMOF1 is the specific MOF used by AirJoule, which is manufactured by BASF using our proprietary formula. MTMOF1 is highly engineered to adsorb water vapor molecules, and it can adsorb more than 50% of its weight in water vapor.

Pressure Swing System

Our proprietary pressure swing system integrates adsorption and desorption functions, so the heat of adsorption can be used to assist desorption under vacuum, eliminating or reducing the need for additional energy. In one chamber, ambient air is passed over heat exchangers coated with a paper-thin film of MOF (the “coated contactors”), pulling water vapor into the material’s nano-sized pores. The heat that is generated from adsorbing water vapor is then transferred to the other chamber to help release water previously captured in the MOF pores. An air purge pump creates a light vacuum pressure to help release the water vapor from the MOF. Once the high-capacity MOF has released the water vapor, the twin chambers reverse their functions and the cycle repeats, reducing the need to add heat or cooling to the process. By balancing the heat transfer between chambers, the system works to minimize energy consumption and allows the AirJoule system to continuously operate at ambient temperature with less energy required than existing water harvesting or dehumidification systems, assuming air temperature of 80°F and 60% relative humidity.

Additionally, AirJoule can utilize low-grade waste heat, which is available at nearly all industrial operations globally, including data centers, to enhance its own internally-generated heat to reduce the amount of energy required and significantly improve efficiency. Assuming air temperature of 80°F and 60% relative humidity, the US Department of Energy estimates that as much as 50% of industrial energy input is lost as waste heat and a significant portion of this is low-grade heat, which when integrated into an AirJoule system, can further reduce the required energy. We anticipate that our pre-production units will be able to deliver over 1,000 liters of water per day at or below 130 Wh/L when utilizing low-grade waste heat.

AirJoule operates as follows:

Ambient air is drawn through MOF-coated contactors, and water vapor is captured through adsorption;

Once MOF is full of water vapor, chamber doors close and vacuum is applied;

The heat of adsorption is transferred to the closed chamber to assist with desorption;

Under vacuum, water vapor is released from the MOF through desorption and is drawn into the vacuum swing compressor, which slightly compresses the water vapor so that it condenses to liquid water inside the vacuum condenser. In applications where waste heat is utilized, there is no need for a vacuum swing compressor;

Water vapor capture and release cycles occur simultaneously in separate chambers; internal heat is recovered which enables superior energetics.

Industry Background

Water Harvesting

According to the World Resources Institute, 25% of the global population lives in countries facing extremely high water stress, with as many as four billion people already exposed to water stress conditions for at least one month per year. As a result of the rising degradation and disappearance of natural ecosystems that provide clean water and alleviate floods and other risks, the World Resources Institute estimates that demand for water will increase by up to 30% by 2050. The map below reflects the projected ratio of water withdrawals to water supply by country in 2040.

The Earth’s atmosphere continuously cycles and redistributes water vapor through the natural process of evaporation from oceans, lakes, and rivers, facilitating the ongoing replenishment and global distribution of water resources. While the water vapor in the atmosphere represents an enormous untapped resource of freshwater, the challenge has been to access it cost-effectively. The methods used to try to harvest potable water from air generally utilize conventional refrigerant-based systems or desiccant-based systems and have failed to achieve a competitive cost of the harvested water due to their energy requirements.

We believe that AirJoule’s transformational technology and unprecedented energy efficiency for separating water from air provides the superior energetics necessary to tap into the largest aquifer on the planet.

Industrial Dehumidification

When AirJoule separates and collects water from air, the air is dehumidified. Dehumidification plays a critical role in maintaining optimal environmental conditions across a variety of industries, including manufacturing, food processing, pharmaceuticals, data centers, and storage facilities. Dehumidification systems are designed to regulate humidity levels, preventing issues such as corrosion, mold growth, and equipment damage that can arise from excessive moisture. Demand for industrial dehumidifiers is driven by the need to enhance operational efficiency, ensure product quality, and comply with stringent environmental and safety standards. The sector is characterized by an urgent need for innovation to increase energy efficiency.

While separating water from air, AirJoule technology produces dehumidified air at unprecedented high efficiencies yielding significant operating expense savings for customers that require dehumidified air in their operations.

HVAC

According to The Brainy Insights, the global HVAC system market was valued at approximately $214 billion in 2022 and is expected to reach a value of approximately $358 billion by 2032 at a compound annual growth rate of 5.27% from 2023 to 2032. The Rocky Mountain Institute estimates that cooling demand in developing economies will increase 5x by 2050, with global stock of air conditioners in buildings growing by approximately 4 billion units by 2050, which amounts to nearly 4 new air conditioners sold every second for the next 25 years. Further, according to the U.S. Energy Information Administration, the single largest demand for power in the United States is HVAC for buildings, accounting for approximately 32.1% of total residential energy use. In 2020, cooling the interior of residential and commercial buildings accounted for about 10% of the United States’ total energy usage. Our AirJoule system has the potential to make HVAC systems more efficient by reducing energy use and lowering costs for air conditioning by up to 50%, depending on the environmental conditions and method of integration into the HVAC system.

There are various types of HVAC systems, but the basic mechanisms are similar across all types. A mechanical system is used to draw in air, which is dehumidified and adjusted to the desired temperature. The dehumidification step occurs when the temperature is lowered using refrigerants and water vapor in the air condenses into water. During this process, condensation heat is generated. Thus, the cooling mechanism must be powerful enough so that the cooling effect exceeds the rise in temperature resulting from condensation heat in order to lower the net temperature of the environment in which this system is being used. Therefore, a significant amount of energy is required to offset condensation heat and lower the indoor temperature, particularly in increasingly hot and humid environments. A recent study found that the removal of humidity in air conditioning requires more energy than the temperature reduction itself and is responsible for more than 1% of all global greenhouse gas emissions.

When integrated with an air conditioning system, AirJoule produces dehumidified air, lowering the overall energy requirements for the system and reduces operating expenses for customers. Additionally, AirJoule integration into an air conditioning system is expected to reduce the need for environmentally harmful refrigerants.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering AirJoule in global markets where demand for water, dehumidified air and cooling are highest. With our proprietary technology, we believe that we are uniquely positioned to provide curated solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

In the data center arena, we aim to address escalating energy and water efficiency challenges associated with increased computing density by using low-grade waste heat to produce pure distilled water and enabling data center operators to reduce their cooling costs and improve water sustainability. Similarly, in advanced manufacturing environments, where product quality and process precision hinge on consistent humidity and ultra-pure water, AirJoule can help customers with cost-effective dehumidification. The military sector presents a distinct opportunity, as AirJoule is able to operate in a variety of climate conditions to support troops in remote and water-scarce environments, ensuring mission readiness and resilience. In the HVAC space, where building owners and facility managers are under pressure to cut energy consumption and improve indoor air quality, AirJoule’s superior moisture removal capability is expected to reduce power consumption and the use of refrigerants in air conditioning systems.

To accelerate market penetration and scale our manufacturing capabilities, we plan to leverage our strategic partnerships, which are discussed below. These partnerships offer access to industry-specific R&D expertise, mature supply chains, established sales channels, and extensive service networks, allowing us to quickly move from pilot deployments to full-scale commercialization. We intend to co-develop sector-specific solutions, capitalizing on our partners’ market insights and reputational strength to better serve diverse customer needs. By combining our innovative AirJoule technology with their global reach and operational expertise, we will unlock value across multiple industries, establish our position as a leader in water-focused solutions, and deliver long-term growth and value to our shareholders.

Our Competitive Strengths

Our Product

AirJoule enables humanity to cost-effectively access the vast freshwater resource available in the earth’s atmosphere. Its proprietary pressure swing system and use of advanced sorbents yields an unprecedented level of energy efficiency when compared to existing water harvesting and dehumidification systems that rely on refrigerants or desiccants. Because it produces pure distilled water and dehumidified air, AirJoule’s applications are numerous. AirJoule can be deployed on a standalone basis to harvest water from air or provide customers with dehumidified air. We expect it can be integrated into a data center or other industrial operation to utilize low-grade waste heat, simultaneously acting as a chiller to reduce cooling load and producing pure water at a very low cost. We also expect it can be integrated into HVAC systems to manage humidity more efficiently and reduce both operating and capital expenses for customers. AirJoule is a transformational technology that can be deployed to the nexus of energy and water to solve some of the world’s greatest challenges.

Our Business Model

We believe we have a capital efficient and highly scalable business model. For water harvesting and dehumidification applications, we intend to manufacture and sell full AirJoule systems to customers and generate additional recurring revenue through maintenance and service agreements. We may also consider offering distilled water as a service. Our preproduction units are being designed and manufactured by our joint venture with GE Vernova at the manufacturing facility in Newark, Delaware. This facility has the capacity to support the expected volumes of preproduction units, as well as initial volumes of our commercial units that we expect to deliver starting in 2026. Once we have visibility into customer demand and have received certain customer commitments, we may choose expand our manufacturing capacity.

For HVAC applications, we are working with Carrier to integrate AirJoule technology into air conditioning systems. Through our joint venture with GE Vernova, we intend to manufacture and sell to Carrier the sorbent-coated contactors that are integral to AirJoule’s operation. The manufacturing facility in Newark, Delaware includes a coating line where the contactors will be manufactured. We expect this facility to support our coated contactor requirements into 2026. As our manufacturing output increases, we may choose to build a high volume manufacturing line for coated contactors or partner with industry leading suppliers. We expect that Carrier will procure many of the other key AirJoule system components from its existing suppliers, who may manufacture and sell these proprietary components pursuant to a licensing agreement.

Our Partners

We intend to elevate and grow our international partnerships to rapidly and sustainably deploy AirJoule systems worldwide as a key solution to address global warming and water scarcity. We are collaborating with experienced strategic partners such as PNNL, BASF (an international chemical producer) and CATL (an international lithium-ion electric vehicle battery manufacturer), Carrier (a global provider of HVAC technology and equipment), and GE Vernova (a global provider of advanced technologies and service for renewable energy, power generation, grid solutions, and decarbonization). All of our strategic partners are committed to the continued development, commercialization, and distribution of AirJoule units. We anticipate that these partnerships will enable us to rapidly scale to mass production, using a capital-efficient business model.

PNNL License. PNNL scientists originally conceived of and patented the concept for a self-regenerating dehumidifier. In the first quarter of 2021, we obtained an exclusive worldwide license from PNNL with respect to the self-regenerating dehumidifier technology. Since then, we have added our own significant advancements to the technology, and we hold independent intellectual property relating to, among other things, heating, cooling and low-cost harvesting of potentially potable water from the air. See “— Intellectual Property.”

BASF Commercial Agreements. According to Chemical & Engineering News’ 2024 list of the top 50 global companies, BASF was the world’s largest chemical producer in 2023 based on sales. We are party to a joint development agreement, dated as of September 27, 2022, with BASF for the production of engineered super-porous MOF materials to our specifications that are applied as a coating to AirJoule contactors to perform the energy and water-harvesting function (the “Joint Development Agreement”). In 2024, BASF produced our proprietary MOF for our prototypes as part of pilot production, and we believe BASF is positioned to scale its production for mass production of our MOF materials.

Pursuant to the terms of the Joint Development Agreement, for as long as BASF is able and willing to supply MOF materials developed under the Joint Development Agreement with a competitive performance profile at a competitive price, we are required to procure all of our MOF materials exclusively from BASF during the term of the Joint Development Agreement and for at least ten years thereafter. In the event that commercial dealings between us and BASF are discontinued, and we instead utilize third-party manufacturers to produce the MOF materials, we will be required to pay BASF a license fee based on MOF quantities manufactured if the third-party utilizes intellectual property that is jointly owned by us and BASF. The Joint Development Agreement has a three-year term that ends on September 27, 2025.

CATL Joint Venture. On October 27, 2021, we entered into a joint venture agreement with CATL US Inc. (“CATL”), pursuant to which we and CATL formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). We and CATL both own 50% of CAMT’s issued and outstanding shares. CAMT is managed by a four-member board of directors, with two directors designated by CATL and two directors designated by us. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the amended and restated joint venture agreement, entered into on September 29, 2023, we and CATL have each agreed to contribute $6.0 million to CAMT. Contributions may be called once a business plan and operating budget is set by CAMT’s board of directors, but no action to establish a business plan or operating budget has occurred to date. Therefore, through December 31, 2024, neither we nor CATL have funded CAMT. Accordingly, our financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of December 31, 2024.

CATL Investment Agreement. Prior to the Business Combination, an affiliate of CATL purchased equity interest in our Predecessor. In connection therewith, we entered into an Investment Agreement (the “Investment Agreement”) with CATL and the affiliated entity (together, the “CATL Parties”), pursuant to which the CATL Parties agreed, among other things, that they would not, following the Business Combination, directly or indirectly, (i) seek election to, or to place a representative on, our board of directors, or (ii) acquire equity interest in the Company if, following such acquisition, the CATL Parties and their affiliates would hold, in the aggregate, an interest in the Company of greater than 9.8% on either an economic or voting basis. Pursuant to the Investment Agreement, the CATL Parties also agreed that they would not, and would cause their affiliates not to, access, obtain, or seek to access or obtain our trade secrets, know-how, or other confidential, proprietary, or competitively sensitive information (excluding any such information that we are obligated to provide to CAMT or the CATL Parties pursuant to the CAMT joint venture agreement described above), including by reverse engineering, or seeking to reverse engineer, any of our products.

Carrier. On January 7, 2024, we and CAMT entered into binding term sheets for a commercialization and collaboration agreement (together, the “Binding Term Sheets”) with Carrier, pursuant to which, among other things, the parties agreed to negotiate in good faith to finalize and enter into, as promptly as reasonably practicable, definitive agreements relating to the development of a system that incorporates AirJoule technology into HVAC equipment (the “Applicable Products”) and the viability of the commercialization of the Applicable Products. Subject to certain milestones to be set forth in the definitive agreements relating to the proposed collaboration, the Binding Term Sheets provide that Carrier will have (i) the exclusive right to commercialize the Applicable Products in North and South America (subject, in each case, to exclusively sourcing primary components of the AirJoule technology from us, our designated affiliates and joint venture entities of which we are a member) for a period of three years from the earlier of (a) the date of the definitive agreement relating thereto and (b) the first commercialization of the Applicable Products by Carrier and (ii) a non-exclusive right to commercialize the Applicable Products in Europe, India and the Middle East (subject, in each case, to exclusively sourcing primary components of the AirJoule technology from CAMT or its affiliates) for a period of three years from the first commercialization of the Applicable Products by Carrier. Despite entry into the Binding Term Sheets, we and CAMT ultimately may not enter into definitive agreements with Carrier on terms consistent with the Binding Term Sheets or at all.

On January 7, 2024, we entered into the Common Unit Subscription Agreement with Carrier, pursuant to which Carrier, indirectly through TEP Montana LLC, purchased a number of units in the Predecessor that converted into 1,176,471 shares in the Company upon the closing for an aggregate purchase price of approximately $10.0 million.

Also on January 7, 2024, we entered into a letter agreement with Carrier pursuant to which Carrier was granted the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors for so long as Carrier satisfies certain investment conditions, following the Business Combination. Pursuant to the terms of the agreement, Carrier has nominated its director.

GE Vernova. On January 25, 2024, we entered into the Framework Agreement with GE Vernova, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which we and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form the AirJoule, LLC (the “AirJoule JV”) in which each of us and GE Vernova hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize our AirJoule water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa, and Australia.

Upon the JV closing, each party to the Framework Agreement entered into (i) the A&R Joint Venture Agreement, pursuant to which, among other things, the AirJoule JV has the exclusive right to manufacture and supply products incorporating the combined technologies to leading original equipment manufacturers and customers in the Americas, Africa and Australia, (ii) master services agreements, pursuant to which, among other things, each party to the agreement agreed to provide certain agreed services to the AirJoule JV for a period of at least two years following the JV closing (unless earlier terminated by the parties thereto) and (iii) an intellectual property agreement, pursuant to which, among other things, each of the we and GE Vernova Parent agreed to license certain intellectual property to the AirJoule JV. In addition, pursuant to the A&R Joint Venture Agreement, we contributed $10.0 million to the AirJoule JV at the JV closing and expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova.

Pursuant to the A&R Joint Venture Agreement, we have agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV following the JV closing based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), we shall be solely responsible for funding the AirJoule JV, and we shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

Our Patents

We hold and license foundational patent applications relating to atmospheric latent energy and water harvesting that uniquely position us to capture and drive a meaningful amount of the growth in the rapidly developing atmospheric water harvesting sector. In the first quarter of 2021, we obtained an exclusive worldwide license from PNNL with respect to the self-regenerating dehumidifier technology. We also have two master patent PCT applications and have filed patent applications in all relevant markets relating to the AirJoule units. Our patent applications cover various technologies and components, including latent energy and water harvesting systems, evaporative cooling and water recapture systems, evaporative heat pump systems, water heating systems, low relative humidity drying systems, pre- and mid-cool integration coils, advanced vacuum pump systems, isothermal condenser design, gate and seal systems and methods, HVAC systems with AirJoule integration, and microchannel harvesters and contactors. See “— Intellectual Property.”

Sales and Marketing

As an early participant in the rapidly growing ecosystem of atmospheric water harvesting, we believe we are well-positioned to capture and drive a meaningful amount of growth in the sector. As water harvesting technology continues to advance, we expect a corresponding growth in demand for the products resulting from the deployment of our AirJoule technology. We believe the AirJoule system harvests water from the air more effectively than any other technology that is available in the market today and that the AirJoule system can potentially secure access to and make abundant water for industrial and drinking use almost anywhere on the planet, particularly in water-scarce regions. We aim to offer our products and services in global markets where demand for water and cooling are highest.

In addition to the direct benefit our technology is expected to provide to our customers, we believe our product and service will also enable customers to manage and improve their sustainability profile. Many companies have become increasingly conscious of their environmental footprint as a result of expectations placed upon them by their customers, investors, and other stakeholders. The Governance & Accountability Institute found that in 2023, 99% of S&P 500 companies and 93% of Russell 1000 companies published reports to their investors describing their environmental, social, and governance commitments. Companies are developing strategies to adapt their business models in response to customer and investor demands that these businesses transition to leveraging sustainable, clean energy and invest in solutions to global warming and water scarcity.

Data Centers

The data center industry is experiencing rapid growth, driven by the increasing global demand for digital infrastructure to support cloud computing, artificial intelligence, and big data analytics. The market, fueled by significant investments in hyperscale data centers by major technology companies, is expected to grow at a double-digit compound annual growth rate of 11.7% between 2024 and 2034, according to a recent report from Precedence Research.

Furthermore, the push for energy-efficient and sustainable data center operations, including the adoption of renewable energy and innovative cooling solutions, is shaping the industry’s future. While evaporative cooling is the most efficient method for cooling data centers, it has high water requirements and puts stress on local water systems. New data center designs are increasingly shifting away from evaporative cooling towards liquid cooling or hybrid systems that utilize refrigerant cooling, which use less water but require more energy. AirJoule can utilize low-grade waste heat from data centers to produce dehumidified air and pure distilled water at a very low levelized cost, enabling a refreshed look at energy-efficient adiabatic cooling. The use of waste heat to create water for adiabatic cooling can improve the data center’s power usage effectiveness through reduced thermal load and more efficient cooling. Further, on-site water generation from AirJoule can reduce reliance on municipal water systems, which are increasingly strained by the development of water-intensive operations such as data centers and advanced manufacturing facilities.

Advanced Manufacturing

Advanced manufacturing in the United States is experiencing significant growth, driven by increased investments in domestic production, technological innovation, and supply chain resilience. Key sectors such as semiconductors, aerospace, biotechnology, food and beverage, and renewable energy components are expanding as companies seek to capitalize on government incentives, such as the CHIPS Act, and reduce dependency on foreign suppliers.

Pure water and precise humidity control are critical in advanced manufacturing processes, where even slight deviations in environmental conditions can compromise product quality, equipment performance, and operational efficiency. Industries such as semiconductor fabrication, pharmaceutical production, and aerospace manufacturing rely on ultra-pure water for cleaning, chemical mixing, and cooling, as impurities can lead to defects or inefficiencies in highly sensitive processes. Similarly, controlled dehumidification is essential to maintain optimal moisture levels, preventing corrosion, condensation, and contamination of materials and components. The need for these systems is further heightened in cleanroom environments, where stringent air quality standards demand advanced filtration and humidity regulation to ensure compliance.

AirJoule can be integrated into manufacturing operations to harvest pure distilled water from the atmosphere, recapture water vapor from exhaust air, and provide a more efficient source of dehumidified air compared to existing desiccant-based dehumidification systems. This results in lower operating expenses and improved water sustainability for manufacturers.

Military

The U.S. military has significant water needs to support personnel, equipment, and operations across diverse environments, ranging from domestic bases to remote and austere locations. Water is essential for drinking, sanitation, cooking, medical care, and equipment maintenance, with daily consumption requirements increasing in arid and combat zones. Currently, these needs are fulfilled through a combination of local water sourcing, logistical supply chains, and advanced water purification technologies which involve significant costs of up to $5 per liter of water.

AirJoule’s market-leading technology for harvesting water from air, even in the arid environments, make it ideally suited to improve water security and reduce costs for the U.S. military. AirJoule has already been demonstrated for senior military leaders through the AIR2WATER program led by the US Department of Defense Advanced Research Projects Agency, as well as Thunderstorm 24-4, a showcase focused on innovative technology for expeditionary military operations. The Company is evaluating potential field test deployments with various branches of the U.S. military.

HVAC

According to the International Energy Agency, air conditioning currently accounts for approximately ~10% of global electricity demand, and global demand for air conditioning is expected to triple by 2050. This growth is likely to be accompanied by an increase in global emissions from the additional power generation required, exacerbating climate change. Integrating AirJoule into air conditioning systems can lower power consumption by up to 50% and mitigate some of the negative impacts from the growth in demand for air conditioning.

There are various types of air conditioning systems, but the basic mechanisms are similar across all types. A mechanical system is used to draw in air, which is dehumidified and adjusted to the desired temperature. The dehumidification step occurs when the temperature is lowered using refrigerants and water vapor in the air condenses into water. During this process, condensation heat is generated. Thus, the cooling mechanism must be powerful enough so that the cooling effect exceeds the rise in temperature resulting from condensation heat in order to lower the net temperature of the environment in which this system is being used. Therefore, a significant amount of energy is required to offset condensation heat and lower the indoor temperature, particularly in increasingly hot and humid environments. A recent study found that the removal of humidity in air conditioning requires more energy than the temperature reduction itself and is responsible for more than 1% of all global greenhouse gas emissions.

When integrated into an air conditioning system, AirJoule produces dehumidified air without the heat of condensation, which lowers overall energy requirements for the system and reduces operating expenses for customers. Additionally, AirJoule integration into the system reduces the need for environmentally harmful refrigerants.

Through our partnership with Carrier, they have an exclusive right to commercialize AirJoule for HVAC applications in the Americas for three years after the date of commercialization. We are working closely with them to design an AirJoule system that can be integrated into their products, and we are positioned to be a tier-1 supplier of coated contactors to Carrier as part of this HVAC integration.

Manufacturing

In the fourth quarter of 2024, we achieved breakthrough levels of efficiency by integrating low-grade waste heat into our fifth generation AirJoule prototype, reducing the energy requirement down to 155 Wh/L. We are now developing our 1,000 liter per day preproduction unit, which we expect to be ready for customer demonstrations in 2025. These units are being manufactured by our AirJoule JV in Newark, Delaware.

We expect to commence sales of our first commercial AirJoule units in 2026, and we anticipate that our international partnerships, including our joint venture with GE Vernova, will enable us to transition to mass production quickly and efficiently. We also believe these partnerships will help in the validation and commercialization of our products.

Research and Development

Our management team knows the ability to grow and maintain a leading position in our industries depends on our continuing investment in research and development activities. The goals of our research and development efforts include continuing to optimize our AirJoule systems and corresponding technology and protecting and developing our intellectual property rights in our product and technology. Through a statement of work with GE Vernova, the AirJoule JV is supported by a number of full time employee equivalent engineers and scientists at the GE Vernova Advanced Research Center who are focused on technology advancement and product support, with specific expertise in sorbent and coating development, systems and process engineering, advanced component and system modeling, and component development.

Intellectual Property

As of December 31, 2024 our technology is supported by two master patent PCT applications in the U.S., and we have applications pending in all foreign countries that we believe to be relevant markets for our AirJoule units. Our patent applications cover various technologies and components, including latent energy and water harvesting systems (effective October 1, 2021), evaporative cooling and water recapture systems, evaporative heat pump systems, water heating systems, low relative humidity drying systems, pre- and mid-cool integration coils, advanced vacuum pump systems, isothermal condenser design, gate and seal systems and methods, HVAC systems with AirJoule integration and microchannel harvesters and contactors. As part of the joint venture agreement with GE Vernova, GE Vernova contributed intellectual property related to MOF-coating technology and processes. We are also pursuing additional patent applications relating to recent technology developments, and we expect to continue to pursue further patent applications as the development and optimization of the AirJoule units continues.

We rely on non-disclosure agreements with employees, independent contractors, customers, and other third parties to protect our intellectual property and proprietary rights. Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see “Risk Factors — Risks Related to Intellectual Property — Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.”

Competition

Atmospheric Water Harvesting

Harvesting water from air, which is often referred to as atmospheric water harvesting, is an emerging sector focused on extracting water from ambient air to address the growing global demand for sustainable water solutions. The current market for systems that harvest water from air is highly fragmented, with most competitors offering products that rely on condensation-based methods, using energy and refrigerants to cool air below its dew point and collect the resulting water droplets. Other products incorporate desiccant materials that absorb humidity from the air, then release it as liquid water when heated. The primary drawback from these existing technologies is that they require significant amounts energy to operate, which negatively impacts cost-efficiency.

We believe that AirJoule, with its transformational technology and unprecedented efficiency for harvesting water vapor, provides superior energetics compared to incumbent technologies and positions us to capture a meaningful amount of the growth in this evolving sector.

Dehumidification

Several established players have a significant presence in the industrial dehumidification market, leveraging extensive experience, broad product portfolios, and strong global distribution networks. Our AirJoule technology produces dehumidified air at a fraction of the energy required for conventional desiccant-based systems, which can yield significant operating expense savings for customers that require dehumidified air in their operations.

HVAC

The production and sale of HVAC equipment is highly competitive. HVAC manufacturers primarily compete on the basis of price, depth of product line, product efficiency and reliability, product availability and warranty coverage. The largest companies in the HVAC market include Carrier, Trane Technologies plc, Lennox International, Inc., Mitsubishi Electric Corporation and Rheem Manufacturing Company, among others. A number of factors affect competition in the HVAC market, including the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products.

In addition, there are several startups focused on disrupting the air conditioning industry by introducing innovative new products that attempt to compete with and displace the large incumbent companies. These startups include Blue Frontier, Mojave Systems, and Transaera.

While AirJoule’s superior energy-efficiency for dehumidification has the potential to transform air conditioning, our strategy does not involve competing directly against the large incumbents. Rather, we have chosen to partner with Carrier and work with them to integrate AirJoule into their air conditioning products. We intend to be a tier-1 supplier to Carrier for AirJoule’s key component – the sorbent-coated contactors. We also intend to license the designs for the other proprietary components to Carrier’s existing suppliers.

Seasonality

AirJoule captures moisture from the air, and variations in ambient humidity levels can occur due to seasonal weather patterns. While certain geographic regions may experience fluctuations in water vapor content throughout the year, we do not anticipate these seasonal shifts to materially impact our future sales or operations. The industries we are targeting – including data centers, advanced manufacturing, the military, and HVAC – maintain consistent, year-round demand for reliable humidity control and water availability. Additionally, our global footprint and ability to supply multiple markets help mitigate any localized seasonality effects. As a result, we expect overall demand and performance to remain relatively stable, despite potential seasonal variations in moisture levels.

Government Regulation

Our business activities are subject to various laws, rules, and regulations across multiple jurisdictions. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures to comply with applicable environmental, health and safety laws and regulations. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, export controls, business acquisitions, consumer and data protection, environmental protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Please see “Risk Factors” for a discussion of these potential impacts.

Legal Proceedings

We have not been, are not currently a party to, nor are we aware of, any legal proceeding or claim which, in the opinion of management, is likely to materially adversely affect our business or financial results or condition. From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions or relief.

Facilities

Our principal executive office is located in Ronan, Montana. We currently lease 4,000 square feet of office and research and development space in Polson, Montana. Along with the AirJoule JV manufacturing facility in Newark, DE, the facility in Polson, MT accommodates our pilot product development and engineering functions. We believe that our office and pilot prototyping spaces are adequate for our needs for the immediate future and, should we need additional space in connection with our expansion plans, we believe we will be able to obtain additional space on commercially reasonable terms.

Human Capital Resources

As of December 31, 2024, we had seventeen employees and contractors, fifteen of whom are located in the United States, one of whom is located in the United Kingdom and one of whom is located in the United Arab Emirates. Most of our employees and contractors work remotely, and most of our engineering employees and contractors spend significant time at our research facility in Polson, MT and at the AirJoule JV manufacturing facility in Newark, DE. None of our employees or contractors are represented by a labor union. We have not experienced any work stoppages, and we believe we maintain good employee and contractor relations.

Available Information

Our website address is www.airjouletech.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business, Our Technology and Our Industry

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We are an early-stage water harvesting technology company with a history of losses. We have incurred a net income (loss) of $215.7 million and $(11.4) million for the years ended December 31, 2024 and 2023, respectively. Although our predecessor entity was established in 2018, we did not develop our first prototype of the AirJoule unit until June 2021, and we have not yet begun commercializing our AirJoule units. We expect that we will continue to incur losses in future periods as we:

●	design, develop, market, commercialize and begin to sell AirJoule units;

●	continue to utilize and develop potential new relationships with third-party partners for supply and manufacturing;

●	build up inventories of parts and components for AirJoule units;

●	expand our design, development, installation and servicing capabilities;

●	further develop our proprietary technology;

●	develop our distribution network;

●	increase our general and administrative functions to support our growing operations; and

●	expand our production and testing facilities to enhance our efficiency and capabilities for assembly of AirJoule units.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in additional revenues, which could further increase our losses.

Our ability to become profitable in the future will require us to complete the design and development of our AirJoule units and to begin commercializing the product and related services to customers at prices needed to achieve positive gross margins. We may need to sell our products at a loss or discounted prices in the short term to win initial customer orders and gain the confidence of potential customers. If we are unable to efficiently design, produce, market, sell, distribute and service our products, our margins, profitability, and long-term prospects will be materially and adversely affected.

We have not yet commenced commercial activities and have a limited operating history, which may make it difficult to evaluate the prospects for our future viability. There is no assurance that we will successfully execute our proposed strategy.

We are a pre-revenue and early-stage company. Our operations to date have been limited to developing our technology and products. Our limited operating history may make it difficult to evaluate our current business and future prospects as we continue to grow our business. Our ability to forecast future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and we will continue to encounter such risks and uncertainties as we grow our business. If our assumptions regarding these uncertainties are incorrect, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Consequently, any predictions we make about our future success and our viability may not be as accurate as they could be if we had an operating history.

Demand for our products may not grow or may grow at a slower rate than we anticipate.

To date, we have not had any sales of our products. Operating results are difficult to forecast as they generally depend on our assessment of the demand for our products. Our business may be affected by reductions in demand for our products and the price of competitors’ products as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our AirJoule units may not prove to be accurate. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in demand, which could ultimately cause our operating results to differ from expectations. If actual results differ from our estimates, analysts or investors may negatively react and our share price could be materially adversely affected.

We depend on revenue generated from a single product and in the foreseeable future will be significantly dependent on a limited number of products.

After we have successfully developed and commercialized our AirJoule technology, we will initially depend on revenue generated from our AirJoule units and revenue from ancillary services for the foreseeable future and will be significantly dependent on a single or limited number of products. Given that, for the foreseeable future, our business will depend on a single or limited number of products, to the extent that a particular product is not well-received by the market, our sales volume, prospects, business, results of operations and financial condition could be materially and adversely affected.

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules, failure of our suppliers or partners to fulfill their obligations to us or other execution issues.

Commercialization of our AirJoule units is subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, health and safety hazards, third-party performance issues and changes in laws or permitting requirements. If a third party or other subcontractor that we have contracted fails to fulfill its contractual obligations to us, we could face significant delays, cost overruns and liabilities. Our continued growth will depend in part on executing a greater volume of large projects, which will require us to expand and retain our project management and execution personnel and resources. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities, which may decrease our profitability and harm our reputation.

We may lack sufficient funds to achieve our planned business objectives. Our ability to continue as a going concern is dependent on (i) continued financial support from our shareholders and other related parties, (ii) raising capital via external financing and/or (iii) attaining profitable operations. We may seek to raise further funds through one or more financing transactions, and any inability to access the capital or financial markets may limit our ability to fund our ongoing operations and execute our business plan to pursue investments that we may rely on for future growth.

We have limited capital resources and operations. From time to time, we may seek additional financing to provide the capital required to expand production of our business operations, development initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

We may in the future require access to capital markets and debt financing as a source of liquidity for investments and expenditures. If we do not raise sufficient capital to fund our ongoing development activities, it is likely that we will be unable to carry out our business plans. We may not be able to obtain additional financing on terms acceptable, or at all. Even if we obtain financing for near term operations, we may require additional capital beyond the near term. If we are unable to raise capital when needed, or if our ability to access required capital were to become significantly constrained, we could incur material borrowing costs and our business, financial condition and results of operations would be materially adversely affected, and it could force us to reduce or discontinue our operations.

We face significant barriers in our attempts to deploy our technology and may not be able to successfully develop our technology. If we cannot successfully overcome those barriers, it could adversely impact our business and operations.

The technology behind our AirJoule unit is very complex. While we have successfully produced prototype units within our test facilities, we are still in the process of optimizing the technology to deliver water and dehumidified and cooled air at the energy efficiency that we are anticipating we can achieve. If we are unable to successfully develop our technology, our operating and financial results could materially differ from our expectations and our business could suffer.

If we encounter difficulties in scaling our production and delivery capabilities, if we fail to develop such technologies before our competitors or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, reputation and financial condition could be materially and adversely impacted.

We are subject to risks associated with changing technology, product innovation, manufacturing techniques, operational flexibility and business continuity, which could place us at a competitive disadvantage.

The industries in which we operate are subject to rapid technological change, evolving industry standards and practices and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. We may introduce significant changes to our AirJoule units or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to develop and sell new technology, features and functionality for our AirJoule units that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely, it could adversely impact our ability to compete and place us at a competitive disadvantage.

We expect to incur research and development costs and devote resources to identifying and commercializing new products, which could reduce our profitability and may never result in revenue.

We will require significant capital to develop and grow our business and we expect to incur significant expenses, including those relating to developing and commercializing our AirJoule units, research and development, production, sales, maintenance and service and building the AirJoule brand. Our current estimates of the costs associated with development and commercialization could prove inaccurate, and that could impact the cost of our technology and of our business overall. If we are unable to efficiently design, develop, commercialize, license, market and deploy our technology in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and future development activities may not result in profitable operations.

The actual operating costs of manufacturing, commercializing and distributing AirJoule units on a commercial scale will depend upon a variety of factors, such as changes in the availability of and price of materials and changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those initially estimated by management. As a result of higher capital and operating costs, our financing ability may be impacted, and this may be further affected by lower commodity prices in the international markets that could impact production or economic returns, which may differ significantly from management’s expectations and there can be no assurance that any of our development activities will result in profitable operations.

We may face significant competition from established companies with longer operating histories, customer incumbency advantages, access to and influence with governmental authorities and more capital resources than we do.

The markets for generation of potable water and energy-efficient air conditioning are evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. This could negatively impact our ability to compete in these markets. We will face competition from other water generation and comfort cooling companies that offer standalone water production and air conditioning solutions and services. In addition, we may face competition from niche companies and new market entrants that offer point products that attempt to address the specific problems that our AirJoule units attempt to solve.

Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and/or large companies that are making significant investments in research and development may invent similar or superior products and technologies that compete with our AirJoule units. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market, all of which could harm our ability to compete and may materially affect our results of operations and financial condition.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our success depends to a significant extent on our and our joint ventures’ ability to attract and retain talent, specifically in senior management and skilled technical, engineering, project management and other key roles. Macroeconomic conditions, specifically labor shortages, increased competition for employees and wage inflation could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. If we are unable to attract and retain sufficient talent, minimize employee turnover or manage wage inflation, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Any failure by our management to properly manage our growth could have a material adverse effect on our business, operating results and financial condition.

We may experience rapid growth and organizational change, which may place significant demands on our management and our operational and financial resources. Our success will depend in part on our ability to manage this growth effectively. We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation and teamwork, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our culture, it could negatively affect our reputation and ability to retain and attract customers and employees. We also intend to expand our international operations in the future. Our expansion may place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and the potential growth of our business may be limited.

Our estimates for our total addressable market are based on several internal and third-party estimates, including the number of potential customers who have expressed interest in licensing our technology, assumed prices and production costs for our products, our ability to leverage our current logistical and operational processes and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our products, as well as the expected growth rate for the total addressable market for our products, may prove to be incorrect, which could materially and adversely affect our business.

Damage to our reputation or brand image could adversely affect our business.

Our reputation is one of our key assets. Our ability to attract and retain customers will be highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among customers, business partners, regulators and other parties important to the success of our business could make it difficult for us to attract customers and business partners, which could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of significant events for which we may not be fully insured could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. We cannot be certain that any future insurance coverage we obtain will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, financial condition and results of operations.

Cyber-attacks or a failure in our information technology and data security infrastructure could adversely affect our business and operations.

We rely on information technology systems in connection with various aspects of the operation of our business. Our business depends on the integrity of such information technology systems, which are inherently susceptible to a number of threats, including, but not limited to, viruses, ransomware, malware, malicious codes, hacking, phishing, denial of service actions, human error, network failures, electronic loss of data and other electronic security breaches. A successful material cyber-attack may result in the loss or compromise of customer, financial or operational data, theft of intellectual property, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems, loss of revenue, ransomware payments, remediation costs related to lost, stolen or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs or violation of United States and international privacy laws, which may result in litigation. Any of these occurrences could harm our reputation or have a material adverse effect on our business, financial condition, results of operation and prospects. We have and intend to continue to adopt measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will prevent cyber-attacks or security breaches. Although we intend to periodically assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.

Increased scrutiny of ESG matters, including our completion of certain ESG initiatives, could have an adverse effect on our business, financial condition and results of operations, result in reputational harm and negatively impact the assessments made by ESG-focused investors when evaluating us.

We are increasingly facing more stringent ESG standards, policies and expectations, and expect to continue to do so as a listed company with growing operations. Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. We generally experience a strong ESG emphasis among our customers, partners and competitors. Some of these stakeholders maintain standards, policies and expectations regarding environmental matters (e.g., climate change and sustainability), social matters (e.g., diversity and human rights) and corporate governance matters (e.g., taking into account employee relations when making business and investment decisions, ethical matters and the composition of the board of directors and various committees). There is no guarantee that we will be able to comply with applicable ESG standards, policies and expectations, or that we will, from the perspective of other stakeholders and the public, appear to be complying with such ESG standards, policies and expectations. If we do not adapt to or comply with investor or other stakeholder standards, policies, or expectations on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.

We also expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may be subject to ESG or sustainability-related regulation in multiple jurisdictions, including the U.S., and complying with these regulations in multiple jurisdictions may increase the complexity and cost of our compliance efforts. Moreover, increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Our Joint Ventures, Our Suppliers and Our Customers

We conduct a substantial amount of our operations through joint ventures, which may lead to disagreements with joint venture partners and adversely affect our interest in the joint ventures.

We are currently conducting the majority of our development, operations and commercialization activities through our joint venture with GE Vernova, of which we and GE Vernova each own a 50% interest. This AirJoule JV was formed in March 2024 to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize our water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia. Additionally, we have entered into a joint venture agreement with an affiliate of CATL to manufacture and commercialize our AirJoule technology in Asia and Europe, but this joint venture has not yet been funded by either party and has not yet commenced any operation’s. Our heavy reliance on joint ventures could adversely affect our business and financial condition if any of our joint venture partners chooses to terminate their relationship with us or make material changes to their businesses, products or services in a manner that is adverse to us.

Under the A&R Joint Venture Agreement for the AirJoule JV, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV, and we are solely responsible for funding the AirJoule JV if and until GE Vernova elects to participate in funding the AirJoule JV with its pro-rata share. We can provide no assurance that GE Vernova will elect to participate in capital contributions to the AirJoule JV, and our ability to continue fully funding the joint venture will likely depend on our ability to raise additional capital via external financing.

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

We may depend on sole-source and limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis or at acceptable prices, we will not be able to deliver our products to our customers and production time and production costs could increase, which may adversely affect our business.

Our manufacturing processes rely on many materials. We purchase, and will continue to purchase, a significant portion of our materials, components and finished goods used in our production facilities from a few suppliers, some of which are single-source suppliers. For example, our proprietary MTMOF1, which is highly engineered to adsorb water vapor molecules and is utilized in our AirJoule units, is currently being manufactured solely by BASF (an international chemical company). As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry.

Additionally, the supply of these materials may be negatively impacted by increased trade tensions or additional or increased tariffs between the U.S. and its trading partners. In the event that we cannot obtain sufficient quantities of materials in a timely manner, at reasonable prices or of sufficient quality, or if we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted.

We may face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.

Certain of our suppliers also supply systems and components to other businesses. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items we need in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially adversely affect our business, financial condition and results of operations.

Manufacturing issues not identified prior to design finalization, long-lead procurement and/or fabrication could potentially be realized and may impact our deployment cost and schedule, which could adversely impact our business.

It is possible that in the future we may experience delays and other complications from our partners and third-party suppliers in the development and manufacturing of the components and other implementing technology required for deploying our AirJoule units. Any disruption or delay in the development or supply of such components and technology could result in the delay or other complication in the design, manufacture, production and delivery of our technology that could prevent us from commercializing our AirJoule units according to our planned timeline and scale. If delays like this recur or if we experience issues with planned manufacturing activities, supply of components from third parties or design and safety, we could experience issues or delays in commencing or sustaining our commercial operations.

If we encounter difficulties in scaling our production and delivery capabilities, if we fail to develop such technologies before our competitors or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, reputation and financial condition could be materially and adversely impacted.

The Binding Term Sheets we and CAMT have entered into with Carrier may not ultimately yield definitive agreements with Carrier consistent with the term sheets or at all.

On January 7, 2024, concurrently with the execution of the Common Unit Subscription Agreement, we and CAMT entered into the Binding Term Sheets with Carrier, pursuant to which, among other things, the parties agreed to negotiate in good faith to finalize and enter into, as promptly as reasonably practicable, definitive agreements relating to the development of the Applicable Products and the viability of the commercialization of the Applicable Products. Despite entry into the Binding Term Sheets, we and CAMT ultimately may not enter into definitive agreements with Carrier on terms consistent with the Binding Term Sheets or at all.

We expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.

We are in the process of developing our technology and do not yet have any customers. We expect to initially depend upon a small number of customers for a substantial portion of our future revenue. Accordingly, a decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our financial condition and operating results. We cannot assure you that prospective customers will ultimately utilize our products and services or enter into contracts with us for such products and services on acceptable terms or at all.

There can also be no assurance that our efforts to secure new customers, including through acquisitions, will succeed in reducing our customer concentration. Acquisitions are also subject to integration risk, and revenues and margins could be lower than we anticipate. Failure to secure business from new customers in any of our end markets would adversely impact our operating results.

Our long-term success depends, in part, on our ability to negotiate and enter into sales agreements with, and deliver our products to, customers on commercially viable terms. There can be no assurance that we will be successful in securing such agreements.

Our success depends, in part, on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to obtain and expand our customer base, we must appeal to, acquire and enter into sales agreements with third-party customers on commercially viable terms, either directly or through third-party distributors. We expect to make significant investments related to customer acquisition in the future. If we fail to deliver and market a robust product that appeals to customers, or if customers do not perceive AirJoule units to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency. Consequently, our prices may increase or may not decrease to levels sufficient to generate customer interest, and total revenue may decrease and margins and profitability may decline. As a result, our business, financial condition and results of operations may be materially and adversely affected.

Our sales and profitability may be impacted by, and we may incur liabilities as a result of, warranty claims, product defects, recalls, improper use of our products, or our failure to meet performance guarantees or customer safety standards.

We anticipate that our customers will require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer, or could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

Risks Related to Legal, Compliance, Regulations and Geopolitical Issues

There are risks associated with operating in foreign countries, including those related to economic, social and/or political instability, and changes of law affecting foreign companies operating in that country. In particular, we may suffer reputational harm due to our business dealings in certain countries that have previously been associated, or perceived to have been associated, with human rights issues. Increased scrutiny and changing expectations from investors regarding ESG considerations may result in a decrease of the trading price of our securities.

We are currently party to a joint venture with an affiliate of CATL, a Chinese battery manufacturer and technology company, and a development agreement with BASF, an international chemical producer headquartered in Germany. We may continue to pursue partnerships and operations outside of the United States, including with suppliers and partners that are located or operate in other countries. Accordingly, we are subject to risks associated with operating in foreign countries, including:

●	fluctuations in currency exchange rates;

●	limitations on the remittance of dividends and other payments by foreign subsidiaries and joint ventures;

●	additional costs of compliance with local regulations;

●	historically, in certain countries, higher rates of inflation than in the United States;

●	changes in the economic conditions or consumer preferences or demand for our products in these markets;

●	restrictive actions by multinational governing bodies, foreign governments or subdivisions thereof;

●	changes in U.S. and foreign laws regarding trade and investment, including with respect to taxation, import and export tariffs, energy use, land use rights, intellectual property, network security and other matters;

●	less robust protection of our intellectual property under foreign laws;

●	geopolitical events, including natural disasters, public health issues, acts of war, nationalism and terrorism, social unrest or human rights issues; and

●	difficulty in obtaining distribution and support for our products.

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our results of operations, financial condition and cash flows in the future.

Our business may require numerous permits, licenses and other approvals from various governmental agencies, and the failure to obtain or maintain any of them, or delays in obtaining them, could materially adversely affect us.

Regulatory risks associated with our business include:

●	our ability to obtain and maintain applicable permits, approvals, licenses or certifications from regulatory agencies, if required;

●	regulatory delays, delays imposed as a result of regulatory inspections and changing regulatory requirements may cause a delay in our ability to fulfill our orders or may cause manufacturing plans to not be completed at all, many of which may be out of our control, including changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule production, any of which could have an adverse impact on our business and financial condition;

●	regulatory, availability and other challenges may delay our progress in establishing the number of AirJoule units we are able to produce, and such challenges could have an adverse effect on our ability to grow our business; and

●	challenges as a result of regulatory processes or in our ability to secure the necessary permissions to deliver our products could adversely affect our business.

Any of these risk factors could have a material adverse effect on our business.

Our business and current and future production facilities are subject to liabilities and operating restrictions arising from environmental, health and safety laws, regulations, and permits. We are and will be subject to environmental, health and safety laws and regulations in multiple jurisdictions, which impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or more stringent regulatory standards in the jurisdictions in which we operate.

Our business and our and our joint venture’s and partners’ current and future production facilities are and will be subject to various foreign, federal, state and local environmental, health and safety (“EHS”) laws, regulations, guidelines, policies, directives, permits and other requirements. Pursuant to these requirements, we may be required to obtain various permits from certain regulatory agencies for our operations. If our facilities and operations do not comply with such laws, regulations, requirements or permits, each of which may vary across the jurisdictions in which we operate, we may be required to pay significant administrative or civil penalties or fines, curtail or cease operation of the affected facilities, make costly modifications to such facilities, be subject to civil litigation or seek new or amended permits for our operations. Violations of environmental and other laws, regulations, and permit requirements, including certain violations of laws protecting wetlands, migratory birds, and threatened or endangered species, may also result in criminal sanctions or injunctions. The global EHS regulatory environment continues to change, and these laws and regulations, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, or interpretation or enforcement of existing laws and regulations could change, making the regulatory environment more stringent. Such changes could result in higher operating expenses, the obsolescence of our products or an interruption or suspension of our operations and have an adverse effect on our business, financial condition and results of operations. If it is not economical to make those expenditures, or if we violate any applicable EHS laws and regulation, it may be necessary to retire or suspend operations of our facilities or restrict or modify our operations to obtain or maintain compliance, either of which could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Furthermore, foreign, federal, state, and local governments are increasingly regulating and restricting the use of certain chemicals, substances, and materials. Some of these policy initiatives could impact our business. For example, laws, regulations, or other policy initiatives might restrict substances found within component parts to our products, in which event we would be required to comply with such requirements, which could in turn require changes to our products and increase our production and operating costs.

Our business could be adversely affected by trade wars, trade tariffs or other trade barriers.

The U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries have threatened retaliatory tariffs on certain U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, may limit our ability to obtain key components for our AirJoule units or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, prospects and results of operations.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

We anticipate that our partner and customer contracts will primarily be denominated in U.S. dollars, and therefore substantially all of our revenue will not be subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of AirJoule units to our customers outside of the United States, which could adversely affect our operating results. In addition, a portion of our operating expenses are expected to be incurred and a portion of our assets are expected to be held outside the United States. These operating expenses and assets would be denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering, antitrust, foreign investment and similar laws and regulations could negatively impact our reputation and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state -owned or affiliated entities. We can be held liable for corrupt or other illegal activities of these third- party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Our past and potential future transactions with foreign-based commercial partners and investors may be subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS actions, including potentially imposing restrictions or conditions on these transactions, or forcing us to terminate these transactions, could adversely impact our business and operations.

CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses for national security considerations. Among other things, CFIUS is authorized to require mandatory filings for certain foreign investments in the United States and to self-initiate national security reviews of certain foreign direct and indirect investments in U.S. businesses if the parties to such investments choose not to file voluntarily. With respect to transactions that CFIUS determines present unresolved national security concerns, CFIUS has the power to suspend transactions, impose mitigation measures or recommend that the president of the United States block pending transactions or order divestitures of completed transactions when national security concerns cannot be mitigated. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors: the nature and structure of the transaction; whether the target entity or assets constitute a U.S. business; the level of beneficial ownership and voting interests acquired by foreign persons; and the nature of any information, control, access or governance rights that the transaction affords foreign persons. For example, any transaction that could result in foreign “control” (as such term is defined in the CFIUS regulations) of a U.S. business is within CFIUS’s jurisdiction, including such a transaction carried out through a joint venture. In addition, CFIUS has jurisdiction over certain investments that do not result in control of a U.S. business by a foreign person but that afford a foreign person certain access, involvement or governance rights in a “TID U.S. business,” that is, a U.S. business that:

(1)	produces, designs, tests, manufactures, fabricates, or develops one or more “critical technologies;” (2) owns, operates, manufactures, supplies or services certain “covered investment critical infrastructure;” or (3) maintains or collects, directly or indirectly, “sensitive personal data” of U.S. citizens.

We have in the past entered into, and may in the future enter into, commercial arrangements with foreign persons including, for example, our development agreement with BASF and our joint venture with an affiliate of CATL. In addition, foreign investors have invested in us in the past and may invest in us in the future, and we may continue to pursue partnerships and operations outside of the United States.

CFIUS has broad discretion to interpret its regulations, and CFIUS policies and practices are evolving rapidly. As a result, we cannot predict whether CFIUS may seek to review our past or potential future transactions involving a foreign person, even if such transactions did not or will not require a mandatory CFIUS filing at the time of the transaction. Any review by CFIUS of one or more of our past or potential future transactions involving a foreign person may have outsized impacts on, among other things, the certainty, timing, feasibility and cost of the transaction in question, and there can be no assurance that we and the foreign person will be able to maintain (if the transaction has already been completed) or proceed with (if the transaction is pending) the transaction on acceptable terms or at all.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Changes to, or changes to interpretations of, the U.S. federal, state, local or other jurisdictional tax laws could have a material adverse effect on our business, financial condition and results of operations.

All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after- tax returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that any tax authority or court will agree with any particular interpretation of the relevant laws.

State, local or other jurisdictions could impose, levy or otherwise enforce tax laws against us. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by force majeure events outside of our control, including labor unrest, civil disorder, war, subversive activities or sabotage, extreme weather conditions, fires, floods, explosions or other catastrophes or epidemics.

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. The continuing armed conflicts in the Middle East and in Ukraine, or strategic competition and tensions between China, the United States, Taiwan or other countries have also contributed to uncertainty in the geopolitical and regulatory landscape. Such conflicts and tensions could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the United States and the international community in a manner that adversely affect us, including to the extent that any such actions cause material business interruptions or restrict our ability in these regions to conduct business with certain suppliers or vendors. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.

Similarly, other events such as labor force instability and strikes, terrorist attacks, pandemic, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. Any future disaster recovery and business continuity plans we may put in place may prove inadequate in the event of a serious disaster or similar event, and, more generally, any of these events could cause consumer member confidence and spending to decrease, which could adversely impact our operations.

Risks Related to Intellectual Property

Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The registration of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that our patent applications will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and is and will be developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patent applications to rejection. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Many patent applications in the United States are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. Because some patent applications are maintained in secrecy for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than what the United States provides. In addition, the claims under any patents that are issued to us may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar or limit us from licensing, exploiting or enforcing any patents issued to us. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, financial condition, prospects and results of operations.

Our failure or the inadequacy of our efforts to protect our intellectual property rights may undermine our competitive position, and litigation associated with our intellectual property rights may be costly.

We seek to protect proprietary technologies primarily through patents and trade secrets. Patent protection may not be available or appropriate for some of the products or technology we are developing. While we own several patents and pending patent applications in the United States and in foreign jurisdictions, these applications do not ensure the protection of our intellectual property for a number of reasons, including that there may be prior art of which we are not aware or there may be other patents existing in the patent landscape that affect our freedom to operate. Our business and financial prospects may be harmed to the extent we are required to spend significant resources prosecuting, protecting or enforcing our patents, designing around patents held by others or licensing patents or other proprietary rights from third parties. Additionally, pending applications may not be issued or may be issued with claims significantly narrower than we currently seek. Similarly, patents for which claims have been allowed may be successfully challenged and invalidated. Unless and until our pending applications issue, their protective scope is impossible to determine and, even after issuance, their protective scope may be limited. Also, litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.

In addition, our success depends in large part on our proprietary information, including certain processes, formulations and other know-how developed over years of research and development. We rely heavily on trade secrets, especially in cases where we believe patents or other forms of registered intellectual property protection may not be appropriate or obtainable. However, trade secrets are difficult to protect. We employ various methods to protect such intellectual property, such as entering into confidentiality agreements with certain third parties and our employees, and controlling access to, and distribution of, our proprietary information. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot assure you that these agreements will provide effective or meaningful protection against the unauthorized use, misappropriation, or disclosure of our trade secrets, know-how, or other proprietary information. Enforcing a claim that a party disclosed proprietary information in an unauthorized manner or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. Furthermore, competitors may independently develop products or technologies that are substantially equivalent or superior to our own, regardless of our efforts to maintain the confidentiality of our trade secrets and other proprietary information.

If we are unable to effectively protect our technologies, intellectual property, trade secrets and other proprietary information, our competitive position, business, financial condition, and results of operations could be harmed.

A number of foreign countries do not protect intellectual property rights to the same extent as the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the infringement, misappropriation or unauthorized use of our intellectual property rights, technology and other proprietary rights may be difficult and costly outside of the United States. Furthermore, legal standards relating to the intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our patent rights, trade secrets and other intellectual property rights.

Patent, trademark, trade secret and other intellectual property laws are geographical in scope and vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. Further, even if we engaged local counsel in key foreign jurisdictions, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the infringement, misappropriation or unauthorized use of our intellectual property rights, technology and other proprietary rights may be difficult and costly outside of the United States. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our patent rights, trade secrets and other intellectual property rights.

We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs. Third- party claims that we are infringing on intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.

Companies, organizations, or individuals, including our competitors, and suppliers may hold or obtain patents, trademarks or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents, trademarks or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling or using our products that incorporate the challenged intellectual property;

●	pay substantial royalty or license fees or other damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);

●	obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms, or at all;

●	redesign or reengineer our technology, products or services, which may be costly, time-consuming or impossible; or

●	establish and maintain alternative branding for our technology, products or services.

Any of the foregoing could adversely affect our business, prospects, operating results and financial condition. In addition, any litigation or claims, whether or not valid, could harm our reputation, result in substantial costs and divert resources and management attention.

We rely on licenses to use the intellectual property rights of third parties, which are incorporated into our products, services and offerings.

We and our joint ventures rely, and expect to continue to rely on, certain services and intellectual property that we license from third parties for use in our operations. We cannot be certain that our licensors are not infringing upon the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the third-party technology used in our business in all jurisdictions in which we may operate. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition and results of operation.

Risks Related to our Common Stock and Capital Structure

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2024, our executive officers, directors and their respective affiliates, together, beneficially owned approximately 58.0% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. Moreover, this concentration of stock ownership by our significant stockholders may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with stockholders who own such a significant percentage of our voting securities. Furthermore, any sales of common stock by these significant stockholders in the public market, or the perception that these sales could occur, could depress the market price of our common stock.

There may be future sales of our common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. Any issuance of additional shares of our common stock or convertible securities will dilute the ownership interest of our existing shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When evaluating our internal control over financial reporting as of March 31, 2024, our management concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. Although the material weakness has been remediated as of December 31, 2024, there can be no assurance that we will not identify additional material weaknesses in the future. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Our Charter and Bylaws contain provisions that could have the effect of making it more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Thes provisions include:

●	a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

●	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

●	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

●	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our Charter, our Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Charter provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is, to the fullest extent permitted by applicable law, the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or our Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and our Bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. While we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include:

(1)	presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements, and proxy statements, and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. Additionally, management has elected to present two years of audited financial statements and selected financial data.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock. The market price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of: (1) December 31, 2026, (2) the first fiscal year after our annual gross revenue exceed $1.235 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We regularly assess cybersecurity risks to our systems, applications, and infrastructure; are in the process of building our capabilities to monitor our information systems for potential vulnerabilities; and implement controls pursuant to our cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, may be reasonably likely to materially affect our operations and, therefore, our results of operations and/or financial condition.

For more information about these risks, refer to the risk factor captioned “Cyber-attacks or a failure in our information technology and data security infrastructure could adversely affect our business and operations.” in Part I, Item 1A. “Risk Factors.”

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board of directors oversees our risk management program, which focuses on the most significant risks to our business, including oversight of information technology, cybersecurity, and data privacy risks. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and risks incidents. Management is responsible for the establishment of our cybersecurity environment, as well as the assessment and management of cybersecurity risks. Management provides regular updates on our cybersecurity risk profile to the Audit Committee of our board of directors.

Item 2. Properties

Our headquarters are located at 34361 Innovation Drive, Ronan, MT 59864. We maintain a corporate website at www.airjouletech.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

Item 3. Legal Proceedings

We may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. See Note 13 – Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information and Holders

Shares of the Company’s common stock and warrants commenced trading on the Nasdaq under the symbols “AIRJ” and “AIRJW,” respectively, on March 15, 2024. At March 1, 2025 we had 81 stockholders of record of common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

It is the present intention of the board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors has not to date declared and does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of capital stock issued by us from the closing of the Business Combination on March 14, 2024 through December 31, 2024. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

PIPE Investments

In connection with the closing of the Business Combination on March 14, 2024, the Company consummated that certain subscription agreement entered into by XPDB and a certain investor, pursuant to which the Company issued and sold to the investor an aggregate of 588,235 newly issued shares of Class A common stock on the terms and subject to the conditions set forth in the agreement at a purchase price of $8.50 per share for aggregate gross proceeds to the Company of $5.0 million. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

On June 5, 2024, the Company entered into the subscription agreements (the June 2024 PIPE Subscription Agreements”) with certain investors, pursuant to which, among other things, the investors agreed to subscribe for and purchase from the Company, and the Company has agreed to issue and sell to the investors, an aggregate of 1,238,500 shares of Class A common stock for an aggregate purchase price of approximately $12.4 million. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

Cashless Exercise of Warrants

Between June 10, 2024 and June 11, 2024, we issued 705,758 shares of our Class A common stock pursuant to the exercise of 3,942,388 public warrants on a cashless basis pursuant to the alternate cashless exercise feature described therein. These securities were issued pursuant to Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction Part I of this Annual Report on Form 10-K, the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the forepart in this Annual Report on Form 10-K.

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to: our status as an early stage company with limited operating history, which may make it difficult to evaluate the prospects for our future viability; our initial dependence on revenue generated from a single product; significant barriers we face to deploy our technology; the dependence of our commercialization strategy on our relationship with third parties; our history of losses; accuracy of assumptions underlying projections related to our equity method goodwill impairment testing; and other risks and uncertainties described in our other SEC filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of AirJoule Technologies Corporation, formerly known as Montana Technologies Corporation and its consolidated subsidiaries, and (ii) prior to the Business Combination, AirJoule Technologies LLC, formerly known as Montana Technologies LLC, or Predecessor, (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Company Overview

We are a water harvesting technology company that aims to provide energy and cost-efficient water harvested from air. Our product, AirJoule, is a climate solution technology that harvests the water vapor in the atmosphere and produces pure distilled water to improve water security and sustainability for businesses and consumers around the world. AirJoule is especially valuable for industrial users, which generate significant amounts of waste heat that can be utilized to produce pure distilled water and dehumidified air – two key inputs for variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our AirJoule technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule systems through our global partnerships with GE Vernova and Carrier , and we believe that deploying AirJoule units worldwide can help to improve water security and reduce global emissions. We plan to manufacture AirJoule units capable of producing 1,000 liters per day in 2025, which we intend to use for customer demonstrations, and we expect to scale capacities for commercial sales in 2026.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering AirJoule in global markets where demand for water, dehumidified air and cooling are highest. With our proprietary technology, we believe that we are uniquely positioned to provide curated solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

In the data center arena, we aim to address escalating energy and water efficiency challenges associated with increased computing density by using low-grade waste heat to produce pure distilled water and enabling data center operators to reduce their cooling costs and improve water sustainability. Similarly, in advanced manufacturing environments, where product quality and process precision hinge on consistent humidity and ultra-pure water, AirJoule can help customers with cost-effective dehumidification. The military sector presents a distinct opportunity, as AirJoule is able to operate in a variety of climate conditions to support troops in remote and water-scarce environments, ensuring mission readiness and resilience. In the HVAC space, where building owners and facility managers are under pressure to cut energy consumption and improve indoor air quality, AirJoule’s superior moisture removal capability will reduce power consumption and the use of refrigerants in air conditioning systems.

To accelerate market penetration and scale our manufacturing capabilities, we plan to leverage our strategic partnerships, which are discussed below. These partnerships offer access to industry-specific R&D expertise, mature supply chains, established sales channels, and extensive service networks, allowing us to quickly move from pilot deployments to full-scale commercialization. We intend to co-develop sector-specific solutions, capitalizing on our partners’ market insights and reputational strength to better serve diverse customer needs. By combining our innovative AirJoule technology with their global reach and operational expertise, we will unlock value across multiple industries, establish our position as a leader in water-focused solutions, and deliver long-term growth and value to our shareholders.

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

Components of Our Results of Operations

Revenue

We anticipate that we will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of December 31, 2024, no revenue has been earned from our operations.

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

The year ended December 31, 2024 compared to the year ended December 31, 2023

The following table sets forth the Company’s consolidated statements of operations data for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change ($)

Cost and expenses:
General and administrative	$9,042,150	$7,540,702	$1,501,448
Research and development	2,020,388	3,305,612	(1,285,224)
Sales and marketing	150,927	540,002	(389,075)
Transaction costs incurred in connection with business combination	54,693,103	—	54,693,103
Depreciation and amortization	6,517	4,341	2,176
Loss from operations	(65,913,085)	(11,390,657)	54,522,428

Other income (expense):
Interest income	932,371	11,541	920,830
Gain on contribution to AirJoule, LLC	333,500,000	—	333,500,000
Equity loss from investment in AirJoule, LLC	(5,321,367)	—	(5,321,367)
Change in fair value of Earnout Shares liability	29,197,000	—	29,197,000
Change in fair value of True Up Shares liability	(1,634,000)	—	(1,634,000)
Change in fair value of Subject Vesting Shares liability	3,973,000	—	3,973,000
Gain on settlement of legal fees	2,207,445	—	2,207,445
Other income	10,245	—	10,245
Total other income, net	362,864,694	11,541	362,853,153

Income (loss) before income taxes	296,951,609	(11,379,116)	308,330,725
Income tax expense	(81,256,047)	—	(81,256,047)
Net income (loss)	$215,695,562	$(11,379,116)	$227,074,678

General and Administrative

General and administrative expenses for the year ended December 31, 2024 was $9.0 million as compared to $7.5 million for the year ended December 31, 2023. The $1.5 million increase was primarily related to increases in professional services such as legal and audit and accounting offset by the reimbursement of costs incurred per the statement of work with AirJoule, LLC. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange listed public company.

Research and Development

Research and development expenses for the year ended December 31, 2024 was $2.0 million as compared to $3.3 million for the year ended December 31, 2023. The $1.3 million decrease was primarily related to the reimbursement of costs incurred per the statement of work with AirJoule, LLC, partially offset by an increase in personnel and prototype related costs as the Company continues to develop its products and technology. We expect that our research and development expenses will increase in future periods commensurate with the expected growth of our business.

Sales and Marketing

Sales and marketing for the year ended December 31, 2024 was $0.2 million as compared to $0.5 million for the year ended December 31, 2023. In 2023, we incurred non-recurring expenses related to business development that ended in July 2023. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Transaction Costs Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by our Predecessor of approximately $1.0 million, which were paid in 2024.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2024 and 2023 was $6,517 and $4,341, respectively.

Interest Income

Interest income was $0.9 million and $11,541 for the year ended December 31, 2024 and 2023, respectively. This is a result of the increase in our cash balance.

Gain on Contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, for the year ended December 31, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

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

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, AirJoule Technologies, LLC entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the year ended December 31, 2024, we recognized a loss of $5.3 million from our 50% equity investment in the AirJoule JV.

Change in Fair Value of Earnout Shares Liability

Upon consummation of the Business Combination, we expensed $53.7 million in Earnout Shares (as described in “-Earnout Shares Liability”) liability. The change in fair value of $29.2 million for the year ended December 31, 2024 is due to a decrease in the estimated fair value of the liability and is recognized as a gain in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price, a change in the timing of future cash flows and an increase in the volatility.

Change in Fair Value of True Up Shares Liability

Upon consummation of the Business Combination, we assumed $0.6 million in earnout true up shares liability. The change in fair value of $1.6 million for the year ended December 31, 2024 is due to a decrease in our stock price. The increase in the estimated fair value of the liability was recognized as a loss in the consolidated statements of operations.

Change in Fair Value of Subject Vesting Shares Liability

Upon consummation of the Business Combination, we assumed $11.8 million for the subject vesting shares liability. The change in fair value of income of $4.0 million during the year ended December 31, 2024 is due to a decrease in the estimated fair value of the liability recognized as a gain in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price, a change in the timing of future cash flows and an increase in the volatility.

Gain on Settlement of Legal Fees

During the year ended December 31, 2024, we recognized a gain on the settlement of legal fees related to the transaction costs of the Business Combination. There were no such gains in year ended December 31, 2023.

Income Tax Benefit (Expense)

Income tax expense was $81.3 million and $0 for the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value and resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities. The deferred tax expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. We had retained earnings of $198.5 million as of December 31, 2024. As of December 31, 2024, we had $27.4 million of working capital including $28.0 million in cash, cash equivalents and restricted cash.

We assess liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required for new and existing projects. Management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of its technology and the development of market and strategic relationships with other businesses and customers.

With the consummation of the Business Combination and Subscription Agreements (as described above and in Note 4 – Recapitalization), we received gross proceeds of approximately $43.4 million in the first quarter of 2024 and approximately $6.0 million in May 2024. Additionally, in June 2024, we received gross proceeds of approximately $12.4 million from existing and new investors for 1,238,500 million shares of Class A common stock pursuant the June 2024 PIPE Subscription Agreements entered into on June 5, 2024.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support the launch of our product and research and development efforts, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives, and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, we contributed $10.0 million in cash to the AirJoule JV at the JV closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. We have also agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV.

In order to finance these opportunities and associated costs, it is possible that we would need to raise additional financing if the proceeds realized to date are insufficient to support our business needs. While we believe that the proceeds realized to date will be sufficient to meet our currently contemplated business needs, management cannot assure that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our product development business, results of operations and financial condition would be materially and adversely affected.

Cash flows for the year ended December 31, 2024 and 2023

The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(24,261,446)	$(5,100,989)
Net cash used in investing activities	(10,019,058)	—
Net cash provided by financing activities	61,926,456	265,299
Net increase (decrease) in cash and cash equivalents	$27,645,952	$(4,835,690)

Cash Flows from Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $24.3 million and primarily reflected our net income from operations and decreases in accounts payable, accrued expenses and other liabilities.

During the year ended December 31, 2023, net cash used in operating activities was $5.1 million and primarily reflected our net loss from operations offset by an increase in accounts payable and accrued expenses and other liabilities.

Cash Flows from Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $10.0 million as a result of the Company’s contribution made to AirJoule, LLC.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $61.9 million and primarily related to proceeds from the issuance of the Predecessor common stock related to private placements prior to the Merger, the exercise of stock options and warrants and the issuance of common stock to PIPE investors.

During the year ended December 31, 2023, minimal cash was provided by financing activities.

Contractual Obligations and Commitments

Royalties

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, we agreed to a minimum royalty amount of which $0.3 million and $0.2 million was expensed for the year ended December 31, 2024 and 2023, respectively. At December 31, 2024 and December 31, 2023, $0.3 million and $0.2 million, respectively, was accrued in the accompanying consolidated balance sheets.

Future minimum royalties for 2025 and each year through the date the patents expire are $0.3 million.

Joint Venture Agreements

On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. We and CATL both own 50% of CAMT’s issued and outstanding shares. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, our Predecessor and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of the Predecessor and CATL US) will be subject to the prior mutual agreement of the Predecessor and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by the Predecessor. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or the Predecessor in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and the Predecessor or all directors. As of December 31, 2024, we have not funded this joint venture or contributed any assets to the joint venture.

The purpose of our Predecessor’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Share-Based Compensation

We account for share-based compensation arrangements granted to employees and non-employees in accordance with ASC 718, Share-based Compensation, by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. We account for forfeitures when the forfeitures occur.

We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the stock option’s expected term, the price volatility of the underlying stock, the applicable risk-free interest rate, and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the stock option.

We estimate the fair value of Earnout Shares (as described below), which are considered compensatory awards and accounted for under ASC 718, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the applicable triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, the volatility of the underlying stock, the expected term, the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on our share-based compensation. During the period from the date of the Business Combination through December 31, 2024 we did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of December 31, 2024 was $6.6 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Predecessor equity holders are entitled to receive the Earnout Shares upon us achieving certain Earnout Milestones. The settlement of the Earnout Shares to the holders of the Predecessor’s common units contain variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

We estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation, and amortization, or EBITDA, and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. Expected EBITDA assumes that each production line will achieve equivalent production generating $50.0 million of Annualized EBITDA. The commission dates used reflected management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics represent contractual inputs. The contingent Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

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

The True Up Shares issued under the Subscription Agreement do not qualify as equity under ASC 815; therefore, the Class A common stock, or the True Up Shares is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the derivative liability is discussed in Note 12 - Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares liability vest and are no longer subject to forfeiture as described in Note 4 - Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the issuer’s stock. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The estimated fair value of the Subject Vesting Share liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the Earnout Milestone Amount. The Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 12 – Fair Value Measurements.

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

Warrants

We determine the accounting classification of warrants issued as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to our equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated our tax positions, including our Predecessor’s previous status as a pass-through entity for federal and state tax purposes, and has determined that we have taken no uncertain tax positions that require adjustment to the consolidated financial statements. Our reserves related to uncertain tax positions was zero as of December 31, 2024 and 2023. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 – Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-K.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Remediated Material Weakness

As of December 31, 2024, we have remediated the previously disclosed material weakness related to our internal control over financial reporting, which pertained to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. Management implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex transactions. We enhanced access to accounting literature, identified third-party professionals with whom to consult regarding complex accounting applications, and added staff with the requisite experience and training to supplement existing accounting professionals.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2024.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page F-1.

(2)	Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(3)	Exhibits: The exhibits listed on the Exhibit Index are included or incorporated by reference in this report.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of June 5, 2023, by and among Montana Technologies LLC, XPDB Merger Sub, LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated February 5, 2024, by and among Power & Digital Infrastructure Acquisition II Corp., Montana Technologies LLC and XPDB Merger Sub LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).
3.1	Third Amended and Restated Certificate of Incorporation of AirJoule Technologies Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2024).
3.2	Third Amended and Restated Bylaws of AirJoule Technologies Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2024)
4.1	Public Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.2	Private Warrant Agreement, dated December 9, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021).
4.3*	Description of Registrant’s Securities
10.1	Amended and Restated Registration Rights Agreement, dated as of March 14, 2024, by and among Montana Technologies Corporation and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.2†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.4+	Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.5+	Montana Technologies Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).
10.6	Form of Stock Option Agreement under Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.7	Form of Restricted Stock Unit Award Agreement under Montana Technologies Corporation 2024 Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.8	Montana Technologies Corporation Form of Non-Plan Option Agreement (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed with the SEC on June 7, 2024).
10.9	Form of Performance-Based Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2025).
10.10*+	Non-Employee Director Compensation Program.

10.11+	Montana Technologies Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed with the SEC on August 23, 2024).
10.12	Joint Development Agreement, dated as of September 27, 2022, by and between BASF SE and Montana Technologies LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on October 2, 2023).
10.13	Amended and Restated Joint Venture Agreement for CAMT Climate Solutions LTD., dated as of September 29, 2023, by and among CATL US Inc., Montana Technologies LLC and CAMT Climate Solutions LTD (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on October 2, 2023).
10.14	Investment Agreement, dated as of September 29, 2023, by and among Montana Technologies LLC, Power & Digital Infrastructure Acquisition II Corp., Contemporary Amperex Technology Co., Limited, CATL US INC. and Contemporary Amperex Technology USA Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on October 2, 2023).
10.15	Letter Agreement, dated as of January 7, 2024, by and among Carrier Corporation, Montana Technologies LLC and Power & Digital Infrastructure Acquisition II Corp. (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on January 10, 2024).
10.16	Binding Term Sheet for a Commercialization and Collaboration Agreement, dated as of January 7, 2024, by and between Carrier Corporation and CAMT Climate Solutions Ltd. (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on January 10, 2024).
10.17	Binding Term Sheet for a Commercialization and Collaboration Agreement, dated as of January 7, 2024, by and between Carrier Corporation and Montana Technologies LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4/A, filed with the SEC on January 10, 2024).
10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).
10.19	Joint Venture Formation Framework Agreement, dated as of January 25, 2024, by and among the Company, GE Ventures, LLC and GE Vernova LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q, filed with the SEC on May 20, 2024).

10.20†	Amended and Restated Limited Liability Company Agreement of AirJoule, LLC, dated as of March 4, 2024, by and among the Company, GE Vernova LLC and AirJoule, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 6, 2024).
10.21†	Master Services Agreement, dated as of March 4, 2024, by and between the Company and AirJoule, LLC. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 6, 2024).
10.22†	Intellectual Property Agreement, dated as of March 4, 2024, by and among the Company, GE Vernova LLC and AirJoule, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 6, 2024).
19.1*	Insider Trading Compliance Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Auditors.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Recovery of Erroneously Awarded Compensation Policy.
99.1*	Audited Consolidated Financial Statements of AirJoule, LLC as of and for the period from January 5, 2024 (inception) to December 31, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed or furnished herewith.

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRJOULE TECHNOLOGIES CORPORATION

March 25, 2025	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities below on March 25, 2025.

Signature	Position

/s/ Matthew B. Jore	Chief Executive Officer and Director
Matthew B. Jore	(Principal Executive Officer)

/s/ Stephen S. Pang	Chief Financial Officer
Stephen S. Pang	(Principal Financial Officer)

/s/ Jeffrey D. Gutke	Chief Administrative Officer
Jeffrey D. Gutke	(Principal Accounting Officer)

/s/ Patrick C. Eilers	Executive Chairman
Patrick C. Eilers

/s/ Ajay Agrawal	Director
Ajay Agrawal

/s/ Max S. Baucus	Director
Max S. Baucus

/s/ Paul Dabbar	Director
Paul Dabbar

/s/ J. Kyle Derham	Director
J. Kyle Derham

/s/ Stuart D. Porter	Director
Stuart D. Porter

/s/ Dr. Marwa Zaatari	Director
Dr. Marwa Zaatari

AIRJOULE TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AirJoule Technologies Corporation

Ronan, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AirJoule Technologies Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Houston, Texas

March 25, 2025

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$28,021,748	$375,796
Due from related party	2,820,129	—
Prepaid expenses and other current assets	613,754	126,971
Total current assets	31,455,631	502,767
Operating lease right-of-use asset	147,001	49,536
Property and equipment, net	16,373	3,832
Investment in AirJoule, LLC	338,178,633	—
Other assets	54,482	—
Total assets	$369,852,120	$556,135
Liabilities and Stockholders’ equity (deficit)
Current liabilities
Accounts payable	$79,202	$2,518,763
Accrued transaction fees	—	3,644,100
Other accrued expenses	1,720,318	244,440
Operating lease liability, current	30,227	22,237
True Up Shares liability	2,189,000	—
Total current liabilities	4,018,747	6,429,540
Earnout Shares liability	24,524,000	—
Subject Vesting Shares liability	7,819,000	—
Operating lease liability, non-current	124,002	27,299
Deferred tax liability	81,256,047	—
Total liabilities	117,741,796	6,456,839
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 55,928,661 and 32,731,583 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,593	3,274
Class B common stock, $0.0001 par value; 0 and 50,000,000 authorized shares and 0 and 4,759,642 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	476
Additional paid-in capital	53,577,270	11,263,647
Retained earnings (accumulated deficit)	198,527,461	(17,168,101)
Total stockholders’ equity (deficit)	252,110,324	(5,900,704)
Total liabilities and stockholders’ equity (deficit)	$369,852,120	$556,135

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Cost and expenses:
General and administrative	$9,042,150	$7,540,702
Research and development	2,020,388	3,305,612
Sales and marketing	150,927	540,002
Transaction costs incurred in connection with business combination	54,693,103	—
Depreciation and amortization	6,517	4,341
Loss from operations	(65,913,085)	(11,390,657)

Other income (expense):
Interest income	932,371	11,541
Gain on contribution to AirJoule, LLC	333,500,000	—
Equity loss from investment in AirJoule, LLC	(5,321,367)	—
Change in fair value of Earnout Shares liability	29,197,000	—
Change in fair value of True Up Shares liability	(1,634,000)	—
Change in fair value of Subject Vesting Shares liability	3,973,000	—
Gain on settlement of legal fees	2,207,445	—
Other income	10,245	—
Total other income, net	362,864,694	11,541

Income (loss) before income taxes	296,951,609	(11,379,116)
Income tax expense	(81,256,047)	—
Net income (loss)	$215,695,562	$(11,379,116)

Weighted average Class A common stock outstanding, basic	47,964,244	32,680,981
Basic net income (loss) per share, Class A common stock	$4.15	$(0.30)

Weighted average Class A common stock outstanding, diluted	49,461,753	32,680,981
Diluted net income (loss), per share, Class A common stock	$4.03	$(0.30)

Weighted average Class B common stock outstanding, basic and diluted	4,068,516	4,759,642
Basic net income (loss) per share, Class B common stock	$4.15	$(0.30)

Diluted net income (loss) per share, Class B common stock	$4.03	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Issuance of class A common stock	—	—	7,046,147	705	—	—	(6,000,000)	61,749,295	—	55,750,000
Exercise of warrants	—	—	1,086,529	109	—	—	—	45,651	—	45,760
Exercise of options	—	—	2,302,830	229	—	—	—	130,467	—	130,696
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Conversion of class B common stock to class A common stock	—	—	4,759,642	476	(4,759,642)	(476)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	1,416,487	—	1,416,487
Net income	—	—	—	—	—	—	—	—	215,695,562	215,695,562
Balance at December 31, 2024	$—	$—	55,928,661	$5,593	—	$—	$—	$53,577,270	$198,527,461	$252,110,324

For the Year Ended December 31, 2023

	Members’	Preferred	Class A common stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	$2,047,872	$8,902,226	—	$—	—	$—	$—	$(5,788,985)	$5,161,113
Retroactive application of recapitalization	(2,047,872)	(8,902,226)	32,547,718	3,255	4,759,642	476	10,946,367	—	—
Issuance of class A common stock	—	—	183,865	19	—	—	265,280	—	265,299
Share-based compensation	—	—	—	—	—	—	52,000	—	52,000
Net loss	—	—	—	—	—	—	—	(11,379,116)	(11,379,116)
Balance at December 31, 2023	$—	$—	32,731,583	$3,274	4,759,642	$476	$11,263,647	$(17,168,101)	$(5,900,704)

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$215,695,562	$(11,379,116)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	6,517	4,341
Deferred tax expense	81,256,047	—
Amortization of operating lease right-of-use assets	29,282	21,216
Change in fair value of Earnout Shares liability	(29,197,000)	—
Change in fair value of True Up Shares liability	1,634,000	—
Change in fair value of Subject Vesting Shares liability	(3,973,000)	—
Gain on contribution to AirJoule, LLC	(333,500,000)	—
Equity loss from investment in AirJoule, LLC	5,321,367	—
Non-cash transaction costs in connection with business combination	53,721,000	—
Gain on settlement of legal fees	(2,207,445)	—
Share-based compensation	1,323,936	52,000
Changes in operating assets and liabilities:
Due from related party	(2,727,578)	—
Prepaid expenses and other current assets	(112,406)	(21,832)
Other assets	(54,482)	—
Operating lease liabilities	(22,054)	(21,216)
Accounts payable	(2,459,898)	2,444,733
Due to related party	(1,440,000)	—
Accrued expenses, accrued transaction costs and other liabilities	(7,555,294)	3,798,885
Net cash used in operating activities	(24,261,446)	(5,100,989)

Cash flows from investing activities
Purchases of property and equipment	(19,058)	(98,950)
Proceeds from sale of property and equipment	—	98,950
Investment in AirJoule, LLC	(10,000,000)	—
Net cash used in investing activities	(10,019,058)	—

Cash flows from financing activities
Proceeds from the exercise of warrants	45,760	9,438
Proceeds from the exercise of options	130,696	—
Proceeds from the issuance of common stock	61,750,000	—
Issuance of preferred units	—	255,861
Net cash provided by financing activities	61,926,456	265,299
Net increase (decrease) in cash, cash equivalents and restricted cash	27,645,952	(4,835,690)
Cash, cash equivalents and restricted cash, beginning of period	375,796	5,211,486
Cash, cash equivalents and restricted cash, end of the period	$28,021,748	$375,796

Supplemental non-cash investing and financing activities:
Initial recognition of True Up Shares liability	$555,000	$—
Initial recognition of Subject Vesting Shares liability	$11,792,000	$—
Initial recognition of ROU asset and operating lease liability	$172,649	$—
Liabilities combined in recapitalization, net	$8,680,477	$—
Contribution to AirJoule, LLC of license to technology	$333,500,000	$—

Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are a water harvesting technology company that produces pure distilled water by harvesting the water vapor in the atmosphere. Our proprietary AirJoule system, once commercialized, will provide cost-effective water to businesses and consumers around the world and help address growing concerns around water scarcity. Our system is especially valuable for industrial users, which generate significant amounts of waste heat that can be utilized to produce pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our AirJoule technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule systems through our global partnerships, including with GE Vernova and Carrier Global Corporation (“Carrier”), and we believe that deploying AirJoule units worldwide can help to improve water security and reduce global emissions.

Power & Digital Infrastructure Acquisition II Corp (“XPDB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2023, as amended on February 5, 2024, with XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB (“Merger Sub”), and AirJoule Technologies LLC, formerly known as Montana Technologies LLC (“Legacy Montana”). On March 14, 2024, pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Montana, with Legacy Montana surviving the merger as a wholly-owned subsidiary of XPDB (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with closing the Business Combination (the “Closing”), XPDB changed its name from “Power & Digital Infrastructure Acquisition II Corp.” to “Montana Technologies Corporation.”

In November 2024, to better align the Company’s name with its business operations and AirJoule units, the Company changed its name from Montana Technologies Corporation to AirJoule Technologies Corporation, and its wholly-owned subsidiary changed its name from Montana Technologies LLC to AirJoule Technologies LLC.

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

Furthermore, the historical financial statements of Legacy Montana became the historical financial statements of the Company upon the consummation of the Merger. As a result, the consolidated financial statements reflect (i) the historical operating results of Legacy Montana prior to the Business Combination; (ii) the combined results of XPDB and Legacy Montana following the Closing; (iii) the assets and liabilities of Legacy Montana at their historical cost and (iv) Legacy Montana’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination. See Note 4 - Recapitalization for further details of the Business Combination.

On January 25, 2024, Legacy Montana entered into a joint venture formation framework agreement (the “Framework Agreement”) with GE Ventures LLC (“GE Vernova”), a Delaware limited liability company and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company, pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture (the “AirJoule JV”) in which Legacy Montana and GE Vernova will each hold a 50% interest. The joint venture transaction closed on March 4, 2024. AirJoule, LLC, the entity formed under this agreement, is included under the equity method of accounting within these financial statements. See Note 5 - Equity Method Investment for further details.

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of December 31, 2024, the Company had retained earnings of $198.5 million and $27.4 million of working capital including $28.0 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,000 which is included in cash, cash equivalents and restricted cash on the consolidated balance sheets and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

Future capital requirements will depend on many factors, including the timing and extent of spending by the Company and its joint ventures to support the launch of its product and research and development efforts, the degree to which it is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to its joint ventures by the other partners and the growth of the Company’s business generally. In March 2024, the Company contributed $10.0 million in cash to the AirJoule JV. The Company has also agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 - Equity Method Investment for further information.

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

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Principles of Consolidation

Our consolidated financial statements include the accounts of AirJoule Technologies Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. We consolidate all subsidiaries in which we have a controlling financial interest, which includes AirJoule Technologies LLC, a wholly owned subsidiary.

The Company owns a noncontrolling interest in an unconsolidated joint venture with GE Vernova, the AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity gain (loss) from investment in AirJoule JV in its consolidated statements of operations. See further discussion of the Company’s unconsolidated affiliate in Note 5 - Equity Method Investment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 – Recapitalization), fair value of the investment in the AirJoule JV, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a weighted average maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of December 31, 2024, there was $20.4 million held in money market funds on the Company’s consolidated balance sheets. There were no cash equivalents as of December 31, 2023. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of December 31, 2024 and 2023 were $6.9 million and $0.1 million, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

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

Any contingent consideration is measured at fair value at the acquisition date. A contingent consideration that does not meet all the criteria for equity classification is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent considerations are recognized on the consolidated statements of operations in the period of change.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. There is no decline in value deemed to be other than temporary as of December 31, 2024. If there are significant changes in the evidence considered in the Company’s evaluation there could be future impairments that could materially adversely impact the Company’s equity method investments.

Additionally, if an equity method investee recognizes a goodwill impairment charge in its separate financial statements, the Company will recognize its share of the impairment in its financial statements in the same manner in which it recognizes other earnings of the investee. No impairment in the Company’s equity method investment was identified as of December 31, 2024.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs and minor renovations are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts, and any difference between the sale proceeds and the carrying amount of the asset is recognized as a gain or loss on disposal in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follow:
Estimated useful lives
Machinery and Equipment	3 years
Vehicles	3 years

The estimated useful lives and depreciation methods are reviewed at each year-end, with the effect of any changes in estimates accounted for prospectively. All depreciation expenses are included within depreciation and amortization in the consolidated statements of operations.

Leases

The Company determines if an arrangement is a lease at inception and records the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The operating lease right-of-use asset (“ROU asset”) and short-term and long-term lease liability are included on the face of the consolidated balance sheets.

The ROU asset represents the right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. An operating lease ROU asset and liability are recognized at the commencement date based on the present value of lease payments over the lease term. As typically the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date over the respective lease term in determining the present value of lease payments. The Company has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of ASC 842, Leases of the FASB to leases with a term of 12 months or less for all classes of assets.

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

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating gains (losses) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2024 and 2023. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 12 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of December 31, 2024 and March 14, 2024.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Predecessor equity holders are entitled to receive additional shares of Common Stock upon the Company achieving certain milestones. See Note 4 – Recapitalization. The settlement of the Earnout Shares to the Predecessor equity holders depends on factors other than just the Company’s stock price. As such, management determined that the Earnout Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in the consolidated statements of operations.

The Company estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the earnout thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and achieve operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The five-year period and overall settlement mechanics for the Earnout Shares represent contractual inputs. Management’s valuation of the Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

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

The True Up Shares issued under one of the Subscription Agreements do not qualify as equity under ASC 815; therefore, the True Up Shares are required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in the consolidated statements of operations. The fair value of the derivative liability is discussed in Note 12 — Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4 – Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the Company’s stock price. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included the consolidated statements of operations . The estimated fair value of the Subject Vesting Shares was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the milestones associated with the Earnout Shares. Management’s valuation of the Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 12 – Fair Value Measurements.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees and non-employees in accordance with ASC 718, Share-based Compensation, by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. The Company accounts for forfeitures when the forfeitures occur.

The Company estimates the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the stock option’s expected term, the price volatility of the underlying stock, the applicable risk-free interest rate and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the stock option.

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, the volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on the Company’s share-based compensation. During the period from the date of the Business Combination through December 31, 2024, the Company did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable occurring as of December 31, 2024 was $6.6 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss), which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income (loss) per share if their conditions are not deemed satisfied for issuance as of the reported period. For the year ended December 31, 2024, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income (loss) per share as they would be anti-dilutive. For the year ended December 31, 2023, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive.

For the year ended December 31, 2024, dilutive shares included in the calculation or net income (loss) per share of common stock, utilizing the treasury stock method, were 1,272,270 shares of common stock issuable upon the exercise of options and 225,239 shares of common stock issuable upon the triggering event of the True Up Shares during the third quarter of 2024.

The net income (loss) per share of common stock presented in the consolidated statements of operations is based on the following for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$198,830,017	$16,865,545	$(9,932,545)	$(1,446,571)
Denominator:
Basic weighted average shares outstanding	47,964,244	4,068,516	32,680,981	4,759,642
Basic net income (loss) per share of common stock	$4.15	$4.15	$(0.30)	$(0.30)

Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$199,301,831	$16,393,731	$(9,932,545)	$(1,446,571)
Denominator:
Diluted weighted average shares outstanding	49,461,753	4,068,516	32,680,981	4,759,642
Diluted net income (loss) per share of common stock	$4.03	$4.03	$(0.30)	$(0.30)

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for the Company for fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. See Note 15 – Segment Information for further details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Legacy Montana Equity holders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share), and the Company has reserved shares of Class A common Stock that may be issuable in the future upon full completion of construction and achievement of operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components or See Note 12 - Fair Value Measurements for additional information on the Earnout Shares.

Upon the Closing of the Business Combination, and following the conversion of the XPDB Class B common stock to Class A common stock, the sponsor of XPDB beneficially owned 6,827,969 shares of Class A common stock, of which (i) 5,447,233 shares automatically vested (and shall not be subject to forfeiture) at the Closing and (ii) 1,380,736 shares (the “Subject Vesting Shares”) shall be vested and no longer be subject to forfeiture as follows:

●	During the vesting period, a portion of the Subject Vesting Shares shall vest, from time to time, simultaneously with any Earnout Shares, with the number of vesting shares calculated as (A) the aggregate number of Subject Vesting Shares outstanding immediately after the Closing multiplied by (B) the fraction of (x) the applicable Earnout Milestone Amount divided by (y) the Maximum Earnout Milestone Amount (as defined below); and

●	690,368 shall vest at such time that the volume weighted average price of Class A common stock on the Nasdaq Capital Market (“Nasdaq”) as reported by Bloomberg L.P. equals or exceeds $12.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30 consecutive trading day period during the vesting period; or (B) if, prior to the $12.00 vesting time, any Subject Vesting Shares have vested simultaneously with the Earnout Stock Payment, then (x) if the number of Subject Vesting Shares that have vested exceeds 690,368, then no additional Subject Vesting Shares shall vest and (y) if the number of Subject Vesting Shares that have vested is less than 690,368 (the “Deficit Amount”), then a number of Subject Vesting Shares equal to 690,368 less the Deficit Amount shall vest; and

●	Any remaining Subject Vesting Shares shall vest in full at the same time that the volume weighted average price of Class A common stock on the Nasdaq as reported by Bloomberg L.P. equals or exceeds $14.00 per share (as adjusted for extraordinary transactions, stock splits, extraordinary stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period.

On March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (the “True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares are considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 12 – Fair Value Measurements.

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

Legacy Montana was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Following Closing, the Legacy Montana Equity holders had the greatest voting interest in the Post-Combination Company;

●	The Post-Combination Company Board immediately after Closing had six members, and Legacy Montana nominated the majority of the members of the Post-Combination Company Board at Closing;

●	The ongoing operations of the Post-Combination Company was comprised of Legacy Montana operations;

●	Legacy Montana’s existing senior management became the senior management of the Post-Combination Company; and

●	The intended strategy and operations of the Post-Combination Company continued Legacy Montana’s prior strategy and operations.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $7.5 million inclusive of $5.0 million from the PIPE investment, offset by total transaction costs and other fees totaling of $7.5 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2024:

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

Transaction Costs

During the year ended December 31, 2024, based on the proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the Business Combination, inclusive of the recognition of the earnout shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the Business Combination. See Note 12- Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

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

Note 5 — EQUITY METHOD INVESTMENT

AirJoule, LLC

On January 25, 2024, Legacy Montana entered into a Framework Agreement with GE Vernova, a Delaware limited liability company, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture in which each of Legacy Montana and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize the Company’s AirJoule water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia.

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10.0 million in cash to the AirJoule JV at the JV Closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. The Company has also agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV following the JV Closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions, the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

AirJoule, LLC is a variable interest entity for which the Company has determined there is shared power with GE Vernova and therefore accounts for the VIE under the equity method of accounting. The Company considered the power to direct significant activities and obligation to absorb losses or right to receive benefits in assessing whether or not the VIE should be accounting for under the equity method of accounting. Certain assumptions the Company used to reach its conclusion included the lack of reconsideration events, the assessment of decision-making rights based on contractual agreements and expected financial exposure.

The Company applies the equity method to an investment in common stock of a nonconsolidated entity. In addition to $10.0 million in cash, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value on the consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the following the guidance in ASC 610-20, Sale or Transfer of Non-financial assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statements of operations. As such the Company recognized a gain of $333.5 million (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented on the accompanying consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there is a basis difference of $266.0 million between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which, as of December 31, 2024, have indefinite lives.

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

The Company’s share of the income (loss) reported by AirJoule, LLC are classified as an equity gain (loss) from investment in AirJoule, LLC on the accompanying consolidated statements of operations. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following tables set forth certain financial information of AirJoule, LLC as of December 31, 2024 and for the year ended December 31, 2024:

As of December 31, 2024
Total current assets	$2,330,386
In process research and development	674,700,000
Goodwill	534,353,000
Other non-current assets	5,796,941
Total assets	$1,217,180,327

Total current liabilities	$4,531,668
Total non-current liabilities	4,238,293
Total liabilities	8,769,961
Members capital contribution	$1,219,053,100
Accumulated deficit	(10,642,734)
Total member’s equity	1,208,410,366
Total liabilities and equity	$1,217,180,327

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

Given the uncertain economic times and AirJoule, LLC’s status as an early-stage company with limited operating history and the uncertainties regarding AirJoule, LLC’s successful development and commercialization of its products, there can be no assurance that the estimates and assumptions made for purposes of its goodwill impairment testing in 2024 will prove to be accurate predictions of the future. If AirJoule, LLC’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then AirJoule, LLC may be required to record goodwill impairment charges in future periods. Based on the Company’s assessment performed, no impairment to AirJoule, LLC’s goodwill or the Company’s equity method investment was identified as of December 31, 2024.

Year Ended December 31, 2024
Revenue	$—
Net loss	$(10,642,734)

Note 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Machinery and equipment	$26,786	$7,728
Vehicles	5,295	5,295
Total cost	32,081	13,023
Less: Accumulated depreciation	(15,708)	(9,191)
Property and equipment, net	$16,373	$3,832

Depreciation expense related to the Company’s property and equipment was $6,517 and $4,341 for the years ended December 31, 2024 and 2023, respectively, which were included within depreciation and amortization in the consolidated statements of operations.

Note 7 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of December 31, 2024	As of December 31, 2023
Accrued royalty	$250,000	$150,000
Accrued payroll	1,125,846	22,481
Professional services	205,790	58,021
Engineering consulting	—	1,700
Business development	—	1,425
Accrued other	138,682	10,813
Total other accrued expenses	$1,720,318	$244,440

Note 8 — LEASES

As discussed in Note 9 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease for the year ended December 31, 2024 and 2023 were $6,000 and $18,000, respectively.

Lease expense for the company’s operating lease was $31,977, for the year ended December 31, 2024. Total cash paid for the Company’s operating lease was $2,475 per month with a remaining term of 51 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs on the accompanying consolidated statements of operations. This lease includes a renewal option at the election of the Company to renew or extend the lease. This optional period has not been considered in the determination of the ROU assets or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

At December 31, 2024, future minimum rental payments required under the lease agreement is as follows:

Operating Lease
2025	$36,700
2026	39,370
2027	40,945
2028	42,583
Thereafter	10,715
Total undiscounted lease payments	170,313
Less: effects of discounting	(16,084)
Operating Lease Liability	$154,229

Classified as:
Operating lease liability, current	$30,227
Operating lease liability, non-current	$124,002

Note 9 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 8 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of December 31, 2024 and December 31, 2023, $0 and $2,000 were owing under this agreement and included in accounts payable on the consolidated balance sheets.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. $80,000 and $240,000 was included in general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. On May 1, 2024, this consultancy agreement was terminated. As of December 31, 2024, $0 was owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. $20,000 and $60,000 was included in research and development expenses on the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. On May 1, 2024, this office services agreement was terminated. As of December 31, 2024, $0 was owed under this agreement.

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

Due from Related Party

In November 2024, Legacy Montana executed a statement of work with AirJoule, LLC. Reimbursement of costs incurred as of December 31, 2024 was $2.0 million and $0.8 million of research and development and general administrative expenses, respectively, and is recorded as a due from related party receivable on the consolidated balance sheets and within contra-expense accounts on the consolidated statements of operations.

Related Party Equity Transactions

As described in Note 10 – Stockholders’ Equity (Deficit), Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted options and awards to the employees of AirJoule, LLC on June 6, 2024. Additionally, as described above, Legacy Montana executed a statement of work with AirJoule, LLC. Per the statement of work, the Company granted equity awards to AirJoule, LLC employees on September 9, 2024. The number of options and awards granted to the employees of AirJoule, LLC are found in the ‘Non-employee Equity Method Investees’ tables within Note 11 – Share-Based Compensation.

Note 10 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A common stock — The Company is authorized to issue 600,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2024 and December 31, 2023, there were 55,928,661 shares and 32,731,583 shares of Class A common stock issued and outstanding, respectively. Each share of Class A Common Stock has one vote and has similar rights and obligations.

Class B common stock — At December 31, 2024 and December 31, 2023, there were zero and 4,759,642 shares of Class B common stock issued and outstanding, respectively. Each share entitles the holder thereof to a number of votes per share such that the Legacy Montana Equity holders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the Post-Combination Company entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company.

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

In November 2024, pursuant to a notice of conversion delivered by the holder of all outstanding shares of Class B common stock to the Company, all outstanding shares of Class B common stock were converted on a one-for-one basis into shares of Class A common stock. As a result of the conversion, the Company is no longer authorized to issue shares of Class B common stock.

Warrants

In January, February and March 2024, 14 warrant holders of Legacy Montana exercised their warrants to purchase a total of 380,771 Class A common stock, as converted, for a total purchase price of $45,760.

As part of XPDB’s initial public offering (“IPO”), XPDB issued 14,375,000 warrants to 37 third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, XPDB completed the private sale of 11,125,000 warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. In June 2024, 10 third-party investors exercised their Public Warrants on a cashless basis for a total of 705,758 Class A shares of the Company. In August 2024, 2,225,000 Private Placement warrants were transferred.

As of December 31, 2024, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

Subscription Agreements

During the year ended December 31, 2024, the Company entered into subscription agreements with various investors (the “Subscription Agreements”), which brought in approximately $61.8 million in gross proceeds. The Company issued and sold 5,807,647 shares of the Class A common stock to investors upon the Closing in exchange for equity interests issued by Legacy Montana pursuant to Subscription Agreements entered into by Legacy Montana with such investors in the first quarter of 2024, which resulted in gross proceeds of approximately $49.4 million, comprised of approximately $43.4 million received in the first quarter of 2024 and approximately $6.0 million in the second quarter of 2024. Of this total, TEP Montana purchased an aggregate of 5,116,176 shares in exchange for approximately $43.5 million pursuant to Subscription Agreements between Legacy Montana and TEP Montana. During the second quarter of 2024, the Company issued and sold an additional 1,238,500 shares of Class A common stock to investors pursuant to Subscription Agreements executed in the second quarter, which resulted in additional gross proceeds of approximately $12.4 million.

Equity financing

Legacy Montana completed a preferred equity financing during February 2023 with TEP Montana and issued 4,426 Series B Preferred Units in conjunction with this transaction. Upon close of the Business combination, these shares were converted to 105,331 Class A common stock of the Company.

Note 11 — SHARE-BASED COMPENSATION

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

In the three months ended December 31, 2024, three Legacy Montana option holders exercised their options to purchase a total of 85,496 shares of Class A common stock, as converted, for a total purchase price of $37,453.

As of December 31, 2024, of the 1,174,089 Legacy Montana options that are outstanding, 594,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 234,160 options expire on April 4, 2030, and 273,579 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”) and Montana Technologies Corporation’s 2024 Employee Stock Purchase Plan (the “ESPP” and together with the Incentive Plan, the “Incentive Plans”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plans, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only), (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Right, (d) Restricted Stock Units (e) Restricted Stock (“RSUs”), (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Award”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000).

The Company recorded share-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

	Year Ended December 31,
	2024	2023
General and administrative	$1,303,546	$52,000
Research and development	20,390	—
Total share-based compensation	$1,323,936	$52,000

Total share-based compensation includes expense for awards granted to non-employee equity method investees that are fully reimbursed by the AirJoule JV per the statement of work as described further in Note 9 – Related Party Transactions. As of the year ended December 31, 2024, $0.1 million is to be reimbursed by the AirJoule JV and is recorded as a due from related party receivable on the consolidated balance sheets and within contra-expense accounts on the consolidated statements of operations.

Stock Options

The following table summarizes option activity for the year ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at January 1, 2024	1,335,078	$0.23	5.83
Granted	1,371,415	10.23
Exercised	(160,991)	0.48
Forfeited	(7,900)	10.23
Balance at December 31, 2024	2,537,602	$5.60	7.85
Vested and expected to vest	2,537,602	$5.60	7.85
Exercisable at the end of the period	1,174,087	$0.19	5.90

Options granted during the year ended December 31, 2024 had weighted-average grant-date fair values of $2.82. As of December 31, 2024, the unrecognized compensation cost for options issued and then outstanding was $3.2 million and will be recognized over an estimated weighted-average amortization period of 3.32 years. The total intrinsic value of options exercised during the years ended December 31, 2024 was $0.7 million. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was $9.1 million.

The following tables provide additional detail about the options granted during the year ended December 31, 2024:

Employees
Grant Date	NSO Options (1) (#)		Exercise Price ($)
June 6, 2024	651,737	(3)	10.23
September 9, 2024 (2)	177,747		10.23

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
(2)	The vesting commencement date for NSOs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.

(3)	7,900 options were forfeited during the year ended December 31, 2024 which resulted in a reversal of share-based compensation expense of $2,667 as the Company accounts for forfeitures as they occur.

Non-employee Directors
Grant Date	NSO Options (1) (#)	Exercise Price ($)
June 6, 2024	99,540	10.23

(1)	These NSOs vest and become exercisable in full on the earlier of (i) the one year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date.

Non-employee Equity Method Investees
Grant Date	NSO Options (1) (#)	Exercise Price ($)
June 6, 2024	65,832	10.23
September 9, 2024 (2)	376,560	10.23

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
(2)	The vesting commencement date for NSOs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.

The fair value of the NSOs were determined using the Black-Scholes option-pricing model and were based on the following weighted average assumptions:

	Grant Date
Incentive Plan	June 6, 2024	September 9, 2024
Expected term - years	6.1	10.0
Expected volatility	29.5%	28.5%
Risk-free interest rate	4.2%	3.7%
Expected dividends	—	—

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2024:

	Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	—	$—
Granted	523,300	8.15
Vested	—	—
Forfeited	(3,000)	10.23
Balance at December 31, 2024	520,300	$8.13

As of December 31, 2024, the unrecognized compensation cost for RSUs issued was $3.5 million and will be recognized over an estimated weighted-average amortization period of 3.32 years. The fair values of RSUs is based on the fair value of the Company’s common stock on the date of the grant.

The following tables provide additional detail about the RSUs granted during the year ended December 31, 2024:

Employees
Grant Date	Awards (1) (#)		Grant Date Fair Value ($)
June 6, 2024	247,500	(3)	10.23
September 9, 2024 (2)	70,000		5.11

(1)	These awards vest as to 25% of the total awards granted on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date.
(2)	The vesting commencement date for RSUs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.
(3)	3,000 awards were forfeited during the year ended December 31, 2024 which resulted in a reversal of share-based compensation expense of $2,666 as the Company accounts for forfeitures as they occur.

Non-employee Directors
Grant Date	Awards (1) (#)	Grant Date Fair Value ($)
June 6, 2024	37,800	10.23

(1)	These awards vest in full on the earlier of (i) the one (1) year anniversary of the grant date and (ii) the date of the next annual shareholders’ meeting of the Company following the grant date, subject to the applicable non-employee director’s continued service through the applicable vesting date.

Non-employee Equity Method Investees
Grant Date	Awards (1) (#)	Grant Date Fair Value ($)
June 6, 2024	25,000	10.23
September 9, 2024 (2)	143,000	5.11

(1)	These awards vest as to 25% of the total awards granted on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable recipient’s continued service through the applicable vesting date.
(2)	The vesting commencement date for RSUs granted on September 9, 2024 is June 6, 2024. Per ASC 718-10-35-2, compensation cost for an award of share-based compensation is recognized over the requisite service period. The service period for these awards begins on grant date. The Company considered the requirement in ASC 718-10-35-8 when recognizing current period expense.

Note 12 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$24,524,000	$24,524,000
True Up Shares liability	—	—	2,189,000	2,189,000
Subject Vesting Shares liability	—	—	7,819,000	7,819,000
Total liabilities	$—	$—	$34,532,000	$34,532,000

Earnout Shares

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) through the Earnout Shares. The maximum value of the Earnout Shares is capped at $200.0 million (“Maximum Earnout Milestone Amount”) and the ability to receive Earnout Shares expires on the fifth anniversary of the Closing. A majority of the independent members of the Post-Combination Company Board then serving has sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Legacy Montana Equityholders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Legacy Montana Equityholder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Legacy Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Legacy Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Post-Combination Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Post-Combination Company Board.

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

The settlement of the Earnout Shares to the holders of Legacy Montana common units contains variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings. The Earnout Shares are subject to ASC 718 and are accounted for as post-combination compensation cost.

The estimated fair value of the Earnout Shares was determined with a Monte Carlo simulation using a distribution of potential outcomes for expected EBITDA and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected XPDB’s management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics which impact the timing of future cash flows represent contractual inputs. Assumptions such as risk-free rate, stock price, volatility, and discount rate were based on market data. See the following summary of key inputs:

	As of December 31, 2024	As of March 14, 2024
Stock Price (1)	$7.97	$10.00
Volatility	40%	35%
Risk free rate of return	4.30%	4.24%
Expected term (in years)	4.2	5.0

(1)	At March 14, 2024, the $10.00 price represents the Business Combination price.

The following table presents the changes in the fair value of the Earnout Shares liability:

Year Ended December 31, 2024
Earnout Shares Liability as of December 31, 2023	$—
Expensed as transaction costs of business combination	53,721,000
Change in fair value	(29,197,000)
Balance as of December 31, 2024	$24,524,000

As of December 31, 2024 and March 14, 2024, the estimated fair value of all the Earnout Shares ($24.5 million and $53.7 million, respectively) represents 2,115,227 and 4,627,294 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain Earnout Milestones. For the year ended December 31, 2024, the change in the fair value of the earnout liability primarily relates to a decrease in the stock price, changes in the timing of cash flows and an increase in the volatility.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg was less than $8.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 15 consecutive trading days. As a result of this triggering event, the Company shall issue to the investor a number of shares of Class A common stock within two business days of the one-year anniversary of the Closing Date. The True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. See Note 12 – Fair Value Measurements.

The following table presents the changes in the fair value of the True Up Shares liability:

Year Ended December 31, 2024
True Up Share Liability as of December 31, 2023	$—
Assumed in the Business Combination	555,000
Change in fair value	1,634,000
Balance as of December 31, 2024	$2,189,000

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

In addition, pursuant to the terms of the Sponsor Support Agreement, the Sponsor (i) agreed to waive its redemption rights with respect to any Sponsor Securities in connection with the completion of a Business Combination (which waiver was provided in connection with the IPO and without any separate consideration paid in connection with providing such waiver), (ii) agreed not to transfer any public shares and founder shares held by it during the time prior to Closing or the termination of the Merger Agreement, (iii) agreed to waive anti-dilution protections and (iv) and agreed to subject certain of the shares of Combined Company Class A common stock held by Sponsor following the conversion of the founder shares as of the Closing to certain vesting provisions. Specifically, and as described above in Note 4 – Recapitalization, the Sponsor Support Agreement provides that as of immediately prior to (but subject to) the Closing, the Subject Vesting Shares will be subject to an earnout, with the Subject Vesting Shares vesting during the period beginning on the date of Closing and ending five (5) years following the date of Closing (i) simultaneously with the issuance of the Earnout Shares made to the Legacy Montana Equityholders in a proportionate amount to the payment achieved in relation to the maximum issuance of Earnout Shares of equity interests of $200.0 million (the “Performance Vesting Trigger”) and (ii) up to 50% of the Subject Vesting Shares (including any vested Subject Vesting Shares from the Performance Vesting Trigger) vesting on any day following the Closing when the closing price of a share of Combined Company Class A common stock on the Nasdaq (the “Closing Share Price”) equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) and all remaining Subject Vesting Shares vesting when the Closing Share Price equals or exceeds $14.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Year Ended December 31, 2024
Subject Vesting Shares liability as of December 31, 2023	$—
Assumed in the Business Combination	11,792,000
Change in fair value	(3,973,000)
Balance as of December 31, 2024	$7,819,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 5 - Equity Method Investment.

Note 13 — COMMITMENTS AND CONTINGENCIES

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

License Agreement

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted the Company rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $0.3 million and $0.2 million was accrued by the Company in the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

Future minimum royalties are as follows as of December 31, 2024:

2025 and each year through the date the patents expire	300,000

Joint Venture Agreement

On October 27, 2021, Legacy Montana entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). Legacy Montana and CATL US both own 50% of CAMT’s issued and outstanding shares. CAMT is managed by a four-member board of directors, with two directors designated by CATL and two directors designated by us. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of December 31, 2024, no amount was funded to CAMT.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT) and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of December 31, 2024.

Letter Agreement

On January 7, 2024, Legacy Montana entered into a letter agreement (the “Letter Agreement”) with XPDB and Carrier Corporation, an affiliate of Carrier Global Corporation (NYSE: CARR), a global leader in intelligent climate and energy solutions (collectively with its affiliates, “Carrier”), pursuant to which Carrier, XPDB and the Company agreed, among other things, to provide Carrier the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors for so long as Carrier satisfies certain investment conditions, following the Business Combination. Pursuant to the terms of the agreement, Carrier has nominated its director.

Note 14 — INCOME TAX

The Company recorded an income tax expense in the year ended December 31, 2024. In the year ended December 31, 2024, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the change in tax status of the entity.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 was as follows:

Year Ended December 31, 2024
U.S. federal statutory rate	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.6%
Change in fair value of Earnout, True-up and Subject Vesting liabilities	(2.2)%
Costs related to Business Combination	3.7%
Other permanent adjustments	(0.7)%
Effective tax rate	27.4%

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the year ended December 31, 2024:

Year Ended December 31, 2024
Income tax expense computed at federal statutory tax rate	$62,359,838
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16,454,870
Change in fair value of Earnout, True-up and Subject Vesting liabilities	(6,622,560)
Costs related to Business Combination	11,021,988
Other permanent adjustments	(1,958,089)
Total income tax expense	$81,256,047

The components of income tax expense are as follows:

Year Ended December 31, 2024
Federal
Current tax expense	$—
Deferred tax expense	60,427,097
Total federal	60,427,097

State and local
Current tax expense	—
Deferred tax expense	20,828,950
Total state and local	20,828,950
Total income tax expense	$81,256,047

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

Year Ended December 31, 2024
Deferred tax assets
Net operating losses	$2,894,110
Share-based compensation and other accrued expenses	621,958
Start-up costs	778,644
Capitalized R&D expense	1,287,402
Lease liabilities	40,611
Total deferred tax asset	5,622,725

Deferred tax liabilities
Outside basis in joint venture	86,839,767
Right-of-use asset	38,709
Other	296
Total deferred tax liability	86,878,772
Net deferred tax liabilities	$81,256,047

As of December 31, 2024, the Company has generated federal net operating losses of $11.0 million and state net operating losses of $11.0 million. The federal and state net operating loss carryforwards generated in tax year 2024 will never expire. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has not recorded a valuation allowance against its deferred tax assets at December 31, 2024 because management has determined that it is more likely than not that the Company recognize the benefits of its federal and state deferred tax assets.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued total penalties and interest of $0 during the period ended December 31, 2024 and in total, as of December 31, 2024 has recognized penalties and interest of $0.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, the open tax years are December 31, 2023, 2022, and 2021.

The Company has no open tax audits with any taxing authority as of December 31, 2024.

Note 15 — SEGMENT INFORMATION

ASC Topic 280: Segment Reporting establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. Accordingly, management has determined that the Company only has one operating segment and the accounting policies applied to the operating segment are the same as those described in Note 3 – Summary of Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) has been identified as the senior executive committee that includes the Chief Executive Officer and Chief Financial Officer. They review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The measure of segment performance is based on consolidated net income (loss) as reported on the statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The following table reconciles segment profit or loss to consolidated net income (loss) on the consolidated statements of operations:

	Year Ended December 31,
	2024	2023
Interest income	$932,371	$11,541
Gain on contribution to AirJoule, LLC	333,500,000	—
Net change in fair value of liabilities	31,536,000	—
Other income	2,217,690	—
Less:
General and administrative	9,042,150	7,540,702
Research and development	2,020,388	3,305,612
Transaction costs incurred in connection with business combination	54,693,103	—
Income tax expense	81,256,047	—
Other segment items (1)	5,478,811	544,343
Segment net income (loss)	215,695,562	(11,379,116)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$215,695,562	$(11,379,116)

(1)	Other segment items included in segment net income (loss) include sales and marketing, depreciation and amortization expense and equity loss from investment in AirJoule, LLC

The following table reconciles segment assets to consolidated assets on the consolidated balance sheets:

	December 31,
	2024	2023
Investment in AirJoule, LLC	$338,178,633	$—
Other segment assets (1)	31,673,487	556,135
Segment assets	369,852,120	556,135
Adjustments and reconciling items	—	—
Total assets	$369,852,120	$556,135

(1)	Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset, and property and equipment, net

The CODM uses net income (loss) to monitor budget versus actual results, assess performance and how to allocate resources. The key measures of segment profit or loss reviewed by our CODM are general and administrative expenses, research and development expenses and interest earned on the Company’s interest-bearing accounts. General and administrative and research and development expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to meet current and future needs, which include working capital requirements, capital expenditures and other general corporate services. Primary working capital requirements are for project execution and development of the Company’s technology which includes purchases of materials, services, payroll and development of market and strategic relationships with other businesses and customers. The CODM reviews interest earned to measure cash inflow and determine the most effective strategy of investment with the interest-bearing accounts while maintaining compliance with the Company’s investment policy. Additionally, the CODM reviews the company’s investment in AirJoule, LLC for material changes including potential impairment resulting from events or changes in circumstances indicating that a decline in value has occurred that is other than temporary.

Note 16 — SUBSEQUENT EVENTS

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In February 2025, the Company contributed an additional $5.0 million in capital contributions to the AirJoule JV.

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with an accredited investor (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to the lesser of (a) $30,000,000 in aggregate gross purchase price of newly issued common stock and (b) the Exchange Cap.