Form 10-Q
period 2025-03-31
AirJoule Technologies Corp.
filed 2025-05-13
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 60,235,732 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II - Other Information		41

Item 1.	Legal Proceedings	41

Item 1a.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		43

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$23,000,515	$28,021,748
Due from related party	501,844	2,820,129
Prepaid expenses and other current assets	946,779	613,754
Total current assets	24,449,138	31,455,631
Operating lease right-of-use asset	139,162	147,001
Property and equipment, net	14,785	16,373
Investment in AirJoule, LLC	340,948,355	338,178,633
Other assets	54,482	54,482
Total assets	$365,605,922	$369,852,120
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$326,510	$79,202
Other accrued expenses	1,298,453	1,720,318
Operating lease liability, current	32,124	30,227
True Up Shares liability	—	2,189,000
Total current liabilities	1,657,087	4,018,747
Earnout Shares liability	11,692,000	24,524,000
Subject Vesting Shares liability	2,345,000	7,819,000
Operating lease liability, non-current	115,734	124,002
Deferred tax liability	79,613,389	81,256,047
Total liabilities	95,423,210	117,741,796
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 56,352,120 and 55,928,661 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5,636	5,593
Additional paid-in capital	56,770,957	53,577,270
Retained earnings	213,406,119	198,527,461
Total stockholders’ equity	270,182,712	252,110,324
Total liabilities and stockholders’ equity	$365,605,922	$369,852,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cost and expenses:
General and administrative	$2,786,484	$813,239
Research and development	387,919	846,157
Sales and marketing	14,209	37,725
Transaction costs incurred in connection with business combination	—	54,693,103
Depreciation and amortization	1,588	1,085
Loss from operations	(3,190,200)	(56,391,309)
Other income (expense):
Interest income	243,024	26,146
Gain on contribution to AirJoule, LLC	—	333,500,000
Equity loss from investment in AirJoule, LLC	(2,230,278)	(26,382)
Change in fair value of Earnout Shares liability	12,832,000	(7,672,000)
Change in fair value of True Up Shares liability	106,106	269,000
Change in fair value of Subject Vesting Shares liability	5,474,000	(2,425,000)
Other income	1,348	—
Total other income, net	16,426,200	323,671,764
Income before income taxes	13,236,000	267,280,455
Income tax benefit (expense)	1,642,658	(85,725,163)
Net income	$14,878,658	$181,555,292

Weighted average Class A common stock outstanding, basic	56,047,662	37,155,326
Basic net income per share, Class A common stock	$0.27	$4.33

Weighted average Class A common stock outstanding, diluted	57,111,807	38,631,753
Diluted net income, per share, Class A common stock	$0.26	$4.18

Weighted average Class B common stock outstanding, basic and diluted	—	4,759,642
Basic net income per share, Class B common stock	$—	$4.33
Diluted net income per share, Class B common stock	$—	$4.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended March 31, 2025

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Exercise of options	147,579	15	41,745	—	41,760
Share-based compensation	—	—	1,069,076	—	1,069,076
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
Net income	—	—	—	14,878,658	14,878,658
Balance at March 31, 2025	56,352,120	$5,636	$56,770,957	$213,406,119	$270,182,712

For the Three Months Ended March 31, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock			Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Subscription Receivable	Capital	(Accumulated Deficit)	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Balance at December 31, 2023	$—	$—	32,731,583	$3,274	4,759,642	$476	$—	$11,263,647	$(17,168,101)	$(5,900,704)
Issuance of common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	56,250
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Net income	—	—	—	—	—	—	—	—	181,555,292	181,555,292
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	$39,701,547	$164,387,191	$198,094,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$14,878,658	$181,555,292
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,588	1,085
Deferred tax expense (benefit)	(1,642,658)	85,725,163
Amortization of operating lease right-of-use assets	7,839	52,068
Change in fair value of Earnout Shares liability	(12,832,000)	7,672,000
Change in fair value of True Up Shares liability	(106,106)	(269,000)
Change in fair value of Subject Vesting Shares liability	(5,474,000)	2,425,000
Gain on contribution to AirJoule, LLC	—	(333,500,000)
Equity loss from investment in AirJoule, LLC	2,230,278	26,382
Non-cash transaction costs in connection with business combination	—	53,721,000
Share-based compensation	984,393	—
Changes in operating assets and liabilities:
Due from related party	2,402,969	—
Prepaid expenses and other current assets	145,461	15,010
Operating lease liabilities	(6,371)	(51,346)
Accounts payable	247,308	(2,675,093)
Accrued expenses, accrued transaction costs and other liabilities	(765,113)	(1,122,998)
Net cash provided by (used in) operating activities	72,246	(6,425,437)
Cash flows from investing activities
Deferred offering costs paid	(135,239)	—
Investment in AirJoule, LLC	(5,000,000)	(10,000,000)
Net cash used in investing activities	(5,135,239)	(10,000,000)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	45,760
Proceeds from the exercise of options	41,760	56,250
Proceeds from the issuance of common stock	—	43,365,000
Net cash provided by financing activities	41,760	43,467,010
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,021,233)	27,041,573
Cash, cash equivalents and restricted cash, beginning of period	28,021,748	375,796
Cash, cash equivalents and restricted cash, end of the period	$23,000,515	$27,417,369
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$2,082,894	$—
Deferred offering costs included in accrued expenses and other current liabilities	$343,247	$—
Initial recognition of True Up Shares liability	$—	$555,000
Initial recognition of Subject Vesting Shares liability	$—	$11,792,000
Initial recognition of ROU asset and operating lease liability	$—	$172,649
Liabilities combined in recapitalization, net	$—	$8,680,477
Contribution to AirJoule, LLC of license to technology	$—	$333,500,000
Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are a water technology company that produces pure distilled water by harvesting the water vapor in the atmosphere. Our proprietary AirJoule system, once commercialized, will provide cost-effective water to businesses and consumers around the world and help address growing concerns around water scarcity. Our system is especially valuable for industrial users, which generate significant amounts of waste heat that can be utilized to produce pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our AirJoule technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule systems through our global collaborations, including with GE Vernova and Carrier Global Corporation (“Carrier”), and we believe that deploying AirJoule units worldwide can help to improve water security and reduce global emissions.

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

In November 2024, to better align the Company’s name with its business operations and AirJoule technology, the Company changed its name from Montana Technologies Corporation to AirJoule Technologies Corporation, and its wholly-owned subsidiary changed its name from Montana Technologies LLC to AirJoule Technologies LLC.

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

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of March 31, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of March 31, 2025, the Company had retained earnings of $213.4 million and $22.8 million of working capital including $23.0 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,533 which is included in cash, cash equivalents and restricted cash on the condensed consolidated balance sheets and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

In order to finance future opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds realized to date are insufficient to support its business needs. While management believes that the proceeds realized to date will be sufficient to meet its currently contemplated business needs, there is no guarantee that this will be the case. If additional financing is required by the Company from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

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

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of AirJoule Technologies Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. We consolidate all subsidiaries in which we have a controlling financial interest, which includes AirJoule Technologies LLC, a wholly owned subsidiary.

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

Some of the more significant estimates include fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 - Recapitalization), fair value of the investment in the AirJoule JV, income taxes and estimates relating to leases. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a weighted average maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of March 31, 2025 and December 31, 2024, there was $15.5 million and $20.4 million, respectively, held in money market funds on the Company’s condensed consolidated balance sheets. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of March 31, 2025 and December 31, 2024 were $6.6 million and $6.9 million, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Under the equity method of accounting, the Company’s investment is initially recorded at fair value on the condensed consolidated balance sheets. Upon initial investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. The Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development and goodwill. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance. The Company subsequently records in the statements of operations its share of income or loss of the other entity within other income (expense), which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding.

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

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating gains (losses) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of March 31, 2025 and December 31, 2024. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of March 31, 2025 and December 31, 2024.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Legacy Montana Equityholders (as defined below) are entitled to receive additional shares of Common Stock upon the Company achieving certain milestones. See Note 4 – Recapitalization. The settlement of the Earnout Shares to the Legacy Montana Equityholders depends on factors other than just the Company’s stock price. As such, management determined that the Earnout Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in the condensed consolidated statements of operations.

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

The True Up Shares issued under one of the Subscription Agreements do not qualify as equity under ASC 815; therefore, the True Up Shares are required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 11 — Fair Value Measurements.

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4 – Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the Company’s stock price. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in the condensed consolidated statements of operations. The estimated fair value of the Subject Vesting Shares was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the milestones associated with the Earnout Shares. Management’s valuation of the Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 11 – Fair Value Measurements.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees and non-employees in accordance with ASC 718, Share-based Compensation by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period on a graded vesting basis, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of achievement, if any. Stock-based compensation expense for equity awards that contain market vesting conditions is recognized over the requisite service period commencing on the grant date even if the market condition is not satisfied. The Company accounts for forfeitures when the forfeitures occur.

The Company estimates the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the stock option’s expected term, the price volatility of the underlying stock, the applicable risk-free interest rate and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the stock option. The grant date fair value of restricted stock units that contain service vesting conditions are estimated based on the fair value of the underlying stock on the grant date. For restricted stock units with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition.

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgments, including the current stock price, the volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share-based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on the Company’s share-based compensation. During the period from the date of the Business Combination through March 31, 2025, the Company did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable occurring as of March 31, 2025 was $3.2 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income Per Share

Basic net income per share is computed by dividing the net income which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income per share if their conditions are not deemed satisfied for issuance as of the reported period. For the three months ended March 31, 2025, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive. For the three months ended March 31, 2024, Subject Vesting Shares, True Up Shares and Earnout Shares were not included in the calculation of dilutive net income per share as their conditions were not deemed satisfied for issuance as of March 31, 2024.

For the three months ended March 31, 2024, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 167,402 shares of common stock issuable upon the exercise of warrants and 1,309,025 shares of common stock issuable upon the exercise of stock options. For the three months ended March 31, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,064,145 shares of common stock issuable upon the exercise of stock options.

The net income per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income per share of common stock
Numerator:
Allocation of net income	$14,878,658	$—	$160,938,834	$20,616,458
Denominator:
Basic weighted average shares outstanding	56,047,662	—	37,155,326	4,759,642
Basic net income per share of common stock	$0.27	$—	$4.33	$4.33
Diluted net income per share of common stock
Numerator:
Allocation of net income	$14,878,658	$—	$161,640,325	$19,914,967
Denominator:
Diluted weighted average shares outstanding	57,111,807	—	38,631,753	4,759,642
Diluted net income per share of common stock	$0.26	$—	$4.18	$4.18

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted this standard and it does not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard. See Note 13 – Segment Information for further details.

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

•
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
•
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
•
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

•
Following Closing, the Legacy Montana Equityholders had the greatest voting interest in the Post-Combination Company;
•
The Post-Combination Company Board immediately after Closing had six members, and Legacy Montana nominated the majority of the members of the Post-Combination Company Board at Closing;

•
The ongoing operations of the Post-Combination Company was comprised of Legacy Montana operations;
•
Legacy Montana’s existing senior management became the senior management of the Post-Combination Company; and
•
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

Transaction Costs

During the three months ended March 31, 2024, based on the proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the Business Combination, inclusive of the recognition of the earnout shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the Business Combination. See Note 11- Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

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

The Company applies the equity method to an investment in common stock of an unconsolidated entity. In addition to $10.0 million in cash, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value on the condensed consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the following the guidance in ASC 610-20, Sale or Transfer of Non-financial assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statements of operations. As such the Company recognized a gain of $333.5 million for the three months ended March 31, 2024 (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented on the accompanying condensed consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there is a basis difference of $266.0 million between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which as of March 31, 2025 have indefinite lives.

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

The following table contains balance sheet information of AirJoule, LLC as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Total current assets	$1,034,825	$2,330,386
Total non-current assets	1,215,043,955	1,214,849,941
Total assets	$1,216,078,780	$1,217,180,327

Total current liabilities	3,047,482	4,531,668
Total non-current liabilities	4,189,682	4,238,293
Total liabilities	$7,237,164	$8,769,961
Equity	1,208,841,616	1,208,410,366
Total liabilities and equity	$1,216,078,780	$1,217,180,327

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

Given the uncertain economic times and AirJoule, LLC’s status as an early stage company with limited operating history and the uncertainties regarding AirJoule, LLC’s successful development and commercialization of its products, there can be no assurance that the estimates and assumptions made for purposes of its goodwill impairment testing in 2025 will prove to be accurate predictions of the future. If AirJoule, LLC’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then AirJoule, LLC may be required to record goodwill impairment charges in future periods.

The following table contains statement of operations information of AirJoule, LLC for the three months ended March 31, 2025 and for the period from March 4, 2024 (AirJoule JV inception) to March 31, 2024:

	Three Months Ended March 31, 2025	For the period from March 4, 2024 to March 31, 2024
Revenue	$—	$—
Expenses	(4,784,805)	(64,853)
Other income	216,055	12,090
Net loss	$(4,568,750)	$(52,763)

Note 6 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of March 31, 2025	As of December 31, 2024
Accrued royalty	$75,000	$250,000
Accrued payroll	531,241	1,125,846
Professional services	542,474	205,790
Accrued other	149,738	138,682
Total other accrued expenses	$1,298,453	$1,720,318

Note 7 — LEASES

As discussed in Note 8 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $0 and $6,000 for the three months ended March 31, 2025 and 2024, respectively, and were included in general and administrative costs in the condensed consolidated statements of operations.

Lease expense for the company’s operating lease was $9,593 and $3,198, respectively for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company’s operating lease was $3,175 per month with a remaining term of 48 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs on the accompanying condensed consolidated statements of operations. This lease includes a renewal option at the election of the Company to renew or extend the lease. This optional period has not been considered in the determination of the ROU assets or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

At March 31, 2025, approximate future minimum rental payments required under the lease agreement is as follows:

Operating Lease
Remainder of 2025	$28,575
2026	39,370
2027	40,945
2028	42,583
2029	10,715
Total undiscounted lease payments	162,188
Less: effects of discounting	(14,330)
Operating Lease Liability	$147,858

Classified as:
Operating lease liability, current	$32,124
Operating lease liability, non-current	$115,734

Note 8 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with its Chief Executive Officer as discussed in Note 7 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of March 31, 2025 and December 31, 2024, $0 were owing under this agreement.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three months ended March 31, 2025 and 2024, $0 and $60,000, respectively was included in general and administrative expenses on the condensed consolidated statement of operations. On May 1, 2024, this consultancy agreement was terminated. As of March 31, 2025 and December 31, 2024, $0 was owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three months ended March 31, 2025 and 2024, $0 and $15,000, respectively was included in research and development expenses on the condensed consolidated statement of operations. On May 1, 2024, this office services agreement was terminated. As of March 31, 2025 and December 31, 2024, $0 was owed under this agreement.

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

Due from Related Party

In November 2024, Legacy Montana executed a statement of work with AirJoule, LLC. Reimbursement of costs incurred during the three months ended March 31, 2025 was $127,190 and $374,654 of research and development and general administrative expenses, respectively, and is recorded as a due from related party receivable on the condensed consolidated balance sheets and within contra-expense accounts on the condensed consolidated statements of operations.

Related Party Equity Transactions

As described in Note 9 – Stockholders’ Equity, Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted awards to the employees of AirJoule, LLC on February 12, 2025. The number of awards granted to the employees of AirJoule, LLC are found in Note 10 – Share-Based Compensation.

Note 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A common stock — The Company is authorized to issue 600,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were 56,352,120 shares and 55,928,661 shares of Class A common stock issued and outstanding, respectively. Each share of Class A common stock has one vote and has similar rights and obligations.

Class B common stock — At March 31, 2025 and December 31, 2024, there were zero shares of Class B common stock issued and outstanding, respectively. Shares of Class B common stock were convertible into shares of Class A common stock on a one-for-one basis (i) at any time and from time to time at the option of the holder thereof or (ii) automatically upon on the earliest to occur of (a) the date that is seven (7) years from the date of the Second Amended and Restated Certificate of Incorporation and (b) the first date on which the permitted Class B owners cease to own, in the aggregate, at least 33.0% of the number of shares of Class B common stock issued and held by the permitted Class B owners immediately following the effective time of the Business Combination (or as to which the permitted Class B owners are entitled to as of such time), in each case, as equitably adjusted to reflect any stock splits, reverse stock splits, stock dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction, each outstanding share of Class B common stock shall automatically, without any further action by the Corporation or any stockholder, convert into one (1) fully paid and nonassessable share of Class A common stock.

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

As part of XPDB’s initial public offering (“IPO”), XPDB issued 14,375,000 warrants to 37 investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, XPDB completed the private sale of 11,125,000 warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. In June 2024, 10 third-party investors exercised their Public Warrants on a cashless basis for a total of 705,758 Class A shares of the Company. In August 2024, 2,225,000 Private Placement warrants were transferred.

As of March 31, 2025, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum 30 days’ prior written notice of redemption to each warrant holder; and

•
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

Note 10 — SHARE-BASED COMPENSATION

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

In the three months ended March 31, 2025, four Legacy Montana option holders exercised their options to purchase a total of 147,579 shares of Class A common stock, as converted, for a total purchase price of $41,759.

As of March 31, 2025, of the 1,026,508 Legacy Montana options that are outstanding, 575,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 169,158 options expire on April 4, 2030, and 210,000 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plan, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only), (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Rights, (d) Restricted Stock Units, (e) Restricted Stock, (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Awards”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000). As of March 31, 2025, there were 5,120,881 shares of common stock available for future issuance under the Incentive Plan.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective immediately upon the Closing on March 14, 2024 and as of March 31, 2025, a total of 1,074,213 shares of common stock are reserved for issuance under the 2024 ESPP. Eligible employees may purchase shares of common stock under the 2024 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 12,000 shares during any one purchase period. The 2024 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2025, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1st, 2025, the share reserve increased by 559,286. During the three months ended March 31, 2025 and 2024, the Company did not issue shares as the first purchase date had not yet occurred.

The Company recorded share-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations during the three months ended March 31, 2025. The Company did not record share-based compensation expense during the three months ended March 31, 2024.

Three Months Ended March 31,
2025
General and administrative	$964,632
Research and development	19,761
Total share-based compensation	$984,393

Total share-based compensation includes expense for awards granted to non-employee equity method investees that are fully reimbursed by the AirJoule JV per the statement of work as described further in Note 8 – Related Party Transactions. As of the three months ended March 31, 2025, $84,684 is to be reimbursed by the AirJoule JV and is recorded as a due from related party receivable on the condensed consolidated balance sheets and within contra-expense accounts on the condensed consolidated statements of operations.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	2,537,602	$5.60	7.85
Granted	—	—
Exercised	(147,579)	0.28
Forfeited	(11,850)	5.11
Balance at March 31, 2025	2,378,173	$5.89	7.67
Vested and expected to vest	2,378,173	$5.89	7.67
Exercisable at the end of the period	1,026,508	$0.18	5.67

There were no options granted during the three months ended March 31, 2025. As of March 31, 2025, the unrecognized compensation cost for options issued and then outstanding was $2.8 million and will be recognized over an estimated weighted-average amortization period of 2.96 years. The total intrinsic value of options exercised during the three months ended March 31, 2025 was $1.1 million. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025 was $4.5 million.

Restricted Stock Units with Service-Only Conditions

The following table summarizes RSU with Service-Only Conditions activity for the three months ended March 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	520,300	$8.13
Granted	465,044	8.18
Exercised	—	—
Forfeited	(4,500)	5.11
Balance at March 31, 2025	980,844	$8.17

As of March 31, 2025, the unrecognized compensation cost for RSUs with service-only conditions was $6.8 million and will be recognized over an estimated weighted-average amortization period of 2.92 years. The fair values of RSUs with service-only conditions are based on the fair value of the Company’s common stock on the date of the grant. The 465,044 RSUs with service-only conditions that were granted during the three months ended March 31, 2025 consisted of 357,764 awards granted to employees and 107,280 awards granted to non-employee equity method investees. These awards vest as to 33.33% of the total awards granted on each of the first three anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date.

Restricted Stock Units with Market-Based Conditions

The following table summarizes RSU with Market-Based Conditions activity for the three months ended March 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	496,483	10.09
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2025	496,483	$10.09

As of March 31, 2025, the unrecognized compensation cost for RSUs with market-based conditions was $4.8 million and will be recognized over an estimated weighted-average amortization period of 2.87 years. The fair values of RSUs with market-based conditions are estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. The 496,483 RSUs with market-based conditions that were granted during the three months ended March 31, 2025 consisted of

475,298 awards granted to employees and 21,185 awards granted to non-employee equity method investees. These awards vest subject to certain market conditions.

The Company records expense ratably over the requisite service period, with expense determined based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. These awards that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned. The grant date fair value of the awards granted is established using the Monte Carlo simulation model. The following summarizes the assumptions used to estimate the fair value of the RSUS with market-based conditions that were granted during the three months ended March 31, 2025:

RSUs - Market-Based Conditions
Expected term - years	2.9
Expected volatility	89.7%
Risk-free interest rate	4.3%
Expected dividends	—

Restricted Stock Units with Performance-Based Conditions

The Company granted 201,279 RSUs with performance-based conditions during the three months ended March 31, 2025 which consisted of 192,691 awards granted to employees and 8,588 awards granted to non-employee equity method investees. These awards vest subject to certain performance-based conditions. During three months ended March 31, 2025, the Company did not recognize any stock-based compensation expense associated with RSUs with performance-based conditions.

Note 11 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$11,692,000	$11,692,000
Subject Vesting Shares liability	—	—	2,345,000	2,345,000
Total liabilities	$—	$—	$14,037,000	$14,037,000

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

	As of March 31, 2025	As of December 31, 2024
Stock Price	$4.61	$7.97
Volatility	40%	40%
Risk free rate of return	3.90%	4.30%
Expected term (in years)	4.0	4.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Three Months Ended March 31, 2025
Earnout Shares liability as of December 31, 2024	$24,524,000
Change in fair value	(12,832,000)
Balance as of March 31, 2025	$11,692,000

As of March 31, 2025 and December 31, 2024, the estimated fair value of all the Earnout Shares $11.7 million and $24.5 million, respectively represents approximately 1,710,230 and 2,115,227 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain Earnout Milestones. For the three months ended March 31, 2025, the change in the fair value of the earnout liability primarily relates to a decrease in stock price, changes in the timing of cash flows, and an increase in the volatility.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg was less than $8.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company's stock price at close of business on the triggering event date was recognized as a gain in the condensed consolidated statements of operations. Prior to the triggering event, the True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings.

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Three Months Ended March 31, 2025
Subject Vesting Shares liability as of December 31, 2024	$7,819,000
Change in fair value	(5,474,000)
Balance as of March 31, 2025	$2,345,000

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

Royalties

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $75,000 and $62,500 was expensed for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, $75,000 and $0.3 million, respectively, was accrued in the accompanying condensed consolidated balance sheets.

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

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s Board of Directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of March 31, 2025, no amount was funded to CAMT.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize our AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT,) and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals, and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of March 31, 2025.

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

Note 13 — SEGMENT INFORMATION

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

The Company’s chief operating decision maker (“CODM”) has been identified as the senior executive committee that includes the Chief Executive Officer and Chief Financial Officer. They review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The measure of segment performance is based on consolidated net income as reported on the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The following table reconciles segment profit or loss to consolidated net income on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Interest income	$243,024	$26,146
Gain on contribution to AirJoule, LLC	-	333,500,000
Net change in fair value of liabilities	18,412,106	(9,828,000)
Other income	1,348	—
Less:
General and administrative	2,786,484	813,239
Research and development	387,919	846,157
Transaction costs incurred in connection with business combination	-	54,693,103
Income tax expense (benefit)	(1,642,658)	85,725,163
Other segment items (1)	2,246,075	65,192
Segment net income	14,878,658	181,555,292
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$14,878,658	$181,555,292

(1)
Other segment items included in segment net income include sales and marketing, depreciation and amortization expense and equity loss from investment in AirJoule, LLC

The following table reconciles segment assets to consolidated assets on the condensed consolidated balance sheets:

	March 31,	December 31,
	2025	2024
Investment in AirJoule, LLC	$340,948,355	$338,178,633
Other segment assets (1)	24,657,567	31,673,487
Segment assets	365,605,922	369,852,120
Adjustments and reconciling items	—	—
Consolidated assets	$365,605,922	$369,852,120

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset, and property and equipment, net

The CODM uses net income to monitor budget versus actual results, assess performance and how to allocate resources. The key measures of segment profit or loss reviewed by our CODM are general and administrative expenses, research and development expenses and interest earned on the Company’s interest-bearing accounts. General and administrative and research and development expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to meet current and future needs, which include working capital requirements, capital expenditures and other general corporate services. Primary working capital requirements are for project execution and development of the Company’s technology which includes purchases of materials, services, payroll and development of market and strategic relationships with other businesses and customers. The CODM reviews interest earned to measure cash inflow and determine the most effective strategy of investment with the interest-bearing accounts while maintaining compliance with the Company’s investment policy. Additionally, the CODM reviews the Company’s investment in AirJoule, LLC for material changes including potential impairment resulting from events or changes in circumstances indicating that a decline in value has occurred that is other than temporary.

Note 14 — SUBSEQUENT EVENTS

The April 2025 PIPE

On April 23, 2025, the Company entered into subscription agreements (the “April 2025 PIPE Subscription Agreements”) with certain investors (the “April 2025 PIPE Investors”), pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from AirJoule, and AirJoule agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025 and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

Second Amended and Restated LLC Agreement of AirJoule, LLC

On April 25, 2025, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of AirJoule, LLC (the “Amended LLC Agreement”), by and among the Company, GEV and AirJoule, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, and our audited financial statements as of the year ended December 31, 2024, included in Form 8-K filed with the SEC on March 25, 2025

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to: our status as an early stage company with limited operating history, which may make it difficult to evaluate the prospects for our future viability; our initial dependence on revenue generated from a single product; significant barriers we face to deploy our technology; the dependence of our commercialization strategy on our relationship with third parties; our history of losses; accuracy of assumptions underlying projections related to our equity method goodwill impairment testing; and other risks and uncertainties described in our other SEC filings.

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

Company Overview

We are a water technology company that aims to provide energy and cost-efficient water harvested from air. Our product, AirJoule, is a climate solution technology that separates water from air and produces pure distilled water to improve water security and sustainability for businesses and consumers around the world. AirJoule is especially valuable for industrial users, which generate significant amounts of waste heat that can be utilized to produce pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our AirJoule technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule systems through our global collaborations with GE Vernova and Carrier, and we believe that deploying AirJoule units worldwide can help to improve water security and reduce global emissions. We plan to manufacture AirJoule units capable of producing more than 1,000 liters per day in 2025, which we intend to use for customer demonstrations, and we expect to scale capacities for commercial sales in 2026.

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

Recent Developments

Committed Equity Facility

On March 25, 2025, we entered into a common stock purchase agreement, or the Equity Line Purchase Agreement, with B. Riley Principal Capital II, LLC, or the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of March 31, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

Components of Our Results of Operations

Revenue

We anticipate that we will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of March 31, 2025 no revenue has been earned from our operations.

Operating Expenses

We classify our operating expenses into the following categories:

•
General and administrative: General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.
•
Research and development: Research and development expenses include internal personnel, parts, prototypes and third-party consulting costs related to preliminary research and development of our products.
•
Sales and marketing: Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.
•
Transaction costs incurred in connection with business combination: Transaction costs represent the initial recognition of the earnout shares liability and fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.
•
Depreciation and amortization: Depreciation and amortization expense consists of depreciation of property and equipment.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change ($)
Cost and expenses:
General and administrative	$2,786,484	$813,239	$1,973,245
Research and development	387,919	846,157	(458,238)
Sales and marketing	14,209	37,725	(23,516)
Transaction costs incurred in connection with business combination	—	54,693,103	(54,693,103)
Depreciation and amortization	1,588	1,085	503
Loss from operations	(3,190,200)	(56,391,309)	53,201,109

Other income (expense):
Interest income	243,024	26,146	216,878
Gain on contribution to AirJoule, LLC	—	333,500,000	(333,500,000)
Equity loss from investment in AirJoule, LLC	(2,230,278)	(26,382)	(2,203,896)
Change in fair value of Earnout Shares liability	12,832,000	(7,672,000)	20,504,000
Change in fair value of True Up Shares liability	106,106	269,000	(162,894)
Change in fair value of Subject Vesting Shares liability	5,474,000	(2,425,000)	7,899,000
Other income	1,348	—	1,348
Total other income, net	16,426,200	323,671,764	(307,245,564)

Income before income taxes	13,236,000	267,280,455	(254,044,455)
Income tax benefit (expense)	1,642,658	(85,723,163)	87,365,821
Net income	$14,878,658	$181,557,292	$(166,678,634)

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 was $2.8 million as compared to $0.8 million for the three months ended March 31, 2024. The $2.0 million increase was primarily related to increases in professional services such as legal, audit and accounting services offset by the reimbursement of costs incurred per the statement of work with AirJoule, LLC. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

Research and Development

Research and development expenses for the three months ended March 31, 2025 was $0.4 million as compared to $0.8 million for the three months ended March 31, 2024. The $0.5 million decrease in research and development was primarily related to the reimbursement of costs incurred per the statement of work with AirJoule, LLC, partially offset by an increase in personnel and prototype related costs as the Company continues to develop its products and technology. We expect that our research and development expenses will increase in future periods commensurate with the expected growth of our business.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025 was $14,209 as compared to $37,725 for the three months ended March 31, 2024. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Transaction Costs Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by our Predecessor of approximately $1.0 million, which were paid in 2024.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $1,588 and $1,085, respectively.

Interest Income

Interest income was $243,024 and $26,146 for the three months ended March 31, 2025 and 2024, respectively. This is a result of the increase in our cash balance.

Gain on Contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, for the three months ended March 31, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

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

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, the Predecessor entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the three months ended March 31, 2025 and for the period from March 4, 2024 to March 31, 2024, we recognized a loss of $2.2 million and $26,382, respectively from our 50% equity investment in the AirJoule JV.

Change in Fair value of Earnout Shares Liability

Upon consummation of the Business Combination, we expensed approximately $53.7 million in Earnout Shares liability. The change in fair value of $12.8 million and $(7.7) million for the three months ended March 31, 2025 and 2024, respectively, is due to a decrease in the estimated fair value of the liability and is recognized as a gain in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price, changes in the timing of future cash flows and an increase in the volatility.

Change in Fair value of True Up Shares Liability

Upon consummation of the Business Combination, we assumed approximately $0.6 million in earnout true up shares liability. The change in fair value of the liability of $0.1 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, is due to the triggering event and issuance of Class A common stock.

Change in Fair value of Subject Vesting Shares Liability

Upon consummation of the Business Combination, we assumed approximately $11.8 million for the subject vesting shares liability. The change in fair value of income of $5.5 million and $(2.4) million during the three months ended March 31, 2025 and 2024, respectively, is due to a decrease in the estimated fair value of the liability recognized as a gain in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price, changes in the timing of future cash flows and an increase in the volatility.

Income Tax Benefit (Expense)

For the three months ended March 31, 2025 and 2024, income tax benefit (expense) was $1.6 million and $(85.7) million, respectively. During the three months ended March 31, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Liquidity and Capital Resources

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of March 31, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In February 2025, we contributed an additional $5.0 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. We had retained earnings of approximately $213.4 million as of March 31, 2025. As of March 31, 2025, we had $22.8 million of working capital including $23.0 million in cash, cash equivalents and restricted cash.

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

Cash flows for the three months ended March 31, 2025 and 2024

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	72,246	(6,425,437)
Net cash used in investing activities	(5,135,239)	(10,000,000)
Net cash provided by financing activities	41,760	43,467,010
Net increase (decrease) in cash and cash equivalents	(5,021,233)	27,041,573

Cash Flows from Operating Activities

During the three months ended March 31, 2025, net cash provided by operating activities was $72,246 and primarily reflected our net income from operations and changes in operating assets and liabilities including decreases in our due from related party and accrued expenses and other liabilities accounts.

During the three months ended March 31, 2024, net cash used in operating activities was $6.4 million and primarily reflected our net income from operations and decreases in accounts payable and accrued expenses and other liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $5.1 million as a result of the Company’s contribution made to AirJoule, LLC.

During the three months ended March 31, 2024, net cash used in investing activities was $10.0 million as a result of the contribution made to AirJoule, LLC.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $41,760 and was related to the exercise of stock options.

During the three months ended March 31, 2024, net cash provided by financing activities was $43.5 million and was primarily related to proceeds from the issuance of the Predecessor common stock related to private placements prior to the Merger, and the exercise of stock options and warrants.

Contractual Obligations and Commitments

Royalties

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, we agreed to a minimum royalty amount of which $75,000 and $62,500 was expensed for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, $75,000 and $0.3 million, respectively, was accrued in the accompanying condensed consolidated balance sheets.

Joint Venture Agreements

On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. We and CATL both own 50% of CAMT’s issued and outstanding shares. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, our Predecessor and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of the Predecessor and CATL US) will be subject to the prior mutual agreement of the Predecessor and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by the Predecessor. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or the Predecessor in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and the Predecessor or all directors. As of March 31, 2025, we have not funded this joint venture or contributed any assets to the joint venture.

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

Share-Based Compensation

We account for share-based compensation arrangements granted to employees and non-employees in accordance with ASC 718, Share-based Compensation by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. We account for forfeitures when the forfeitures occur. Once it is probable that the performance condition will be achieved, we recognize stock-based compensation cost over the remaining requisite service period on a graded vesting basis, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of achievement, if any. Stock-based compensation expense for equity awards that contain market vesting conditions is recognized over the requisite service period commencing on the grant date even if the market condition is not satisfied.

We estimate the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the stock option’s expected term, the price volatility of the underlying stock, the applicable risk-free interest rate and the expected dividend yield of the underlying common stock, as well as an estimate of the fair value of the common stock underlying the stock option. The grant date fair value of restricted stock units that contain service vesting conditions are estimated based on the fair value of the underlying stock on the grant date. For restricted stock units with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition.

We estimate the fair value of Earnout Shares (as described below), which are considered compensatory awards and accounted for under ASC 718, using the Monte-Carlo simulation model. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the applicable triggering event is a market condition and does not impact expense recognition). The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgements, including the current stock price, the volatility of the underlying stock, the expected term the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share-based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on our share-based compensation. During the period from the date of the Business Combination through March 31, 2025 we did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of March 31, 2025 was $3.2 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Predecessor equityholders are entitled to receive the Earnout Shares upon us achieving certain Earnout Milestones. The settlement of the Earnout Shares to the holders of the Predecessor's common units contain variations in something other than the fair value of the issuer’s equity shares. As such, management determined that they should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in earnings.

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

Business Combinations

We evaluate whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, we apply judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Under the equity method of accounting, our investment is initially recorded at fair value on the condensed consolidated balance sheets. Upon initial investment, we evaluate whether there are basis differences between the carrying value and fair value of our proportionate share of the investee’s underlying net assets. Typically, we amortize basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development and goodwill. If we are unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance, which is tracked separately within our memo accounts. We subsequently record in the statements of operations our share of income or loss of the other entity within other income/expense, which results in an increase or decrease to the carrying value of our investment. If the share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding.

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

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated our tax positions, including our Predecessor's previous status as a pass-through entity for federal and state tax purposes, and has determined that we have taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. Our reserves related to uncertain tax positions was zero as of March 31, 2025 and December 31, 2024. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 - Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of the year ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, no shares of capital stock were sold by the Company without registration under the Securities Act.

On March 25, 2025, we entered into a common stock purchase agreement, or the Equity Line Purchase Agreement, with an accredited investor, or the Equity Line Investor, pursuant to which, among other things, we may, in our sole discretion, elect sell to B. Riley Principal Capital II up to 4,250,000 shares of our Class A common stock, from time to time after the date of this prospectus and during the term of the Purchase Agreement. These securities will be issued and sold in reliance on Section 4(a)(2) of the Securities Act. As of March 31, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

Item 3. Defaults Upon Senior Securities

None.

Item4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1

Common Stock Purchase Agreement, dated as of March 25, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025).

10.2

Registration Rights Agreement, dated as of March 25, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).
10.4

Second Amended and Restated Limited Liability Company Agreement of AirJoule, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).

10.5*+	Amended and Restated Non-Employee Director Compensation Program.
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	Filed or furnished herewith.

+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRJOULE TECHNOLOGIES CORPORATION

May 13, 2025	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer