Form 10-Q
period 2025-06-30
AirJoule Technologies Corp.
filed 2025-08-14
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 60,439,593 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (Unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II - Other Information		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	41

Signatures		42

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$30,502,711	$28,021,748
Due from related party	545,013	2,820,129
Prepaid expenses and other current assets	968,892	613,754
Total current assets	32,016,616	31,455,631
Operating lease right-of-use asset	131,235	147,001
Property and equipment, net	23,872	16,373
Investment in AirJoule, LLC	343,858,688	338,178,633
Other assets	54,482	54,482
Total assets	$376,084,893	$369,852,120
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$296,587	$79,202
Other accrued expenses	2,197,206	1,720,318
Operating lease liability, current	32,886	30,227
True Up Shares liability	—	2,189,000
Total current liabilities	2,526,679	4,018,747
Earnout Shares liability	5,416,000	24,524,000
Subject Vesting Shares liability	1,411,000	7,819,000
Operating lease liability, non-current	107,113	124,002
Deferred tax liability	78,054,508	81,256,047
Total liabilities	87,515,300	117,741,796
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 60,439,593 and 55,928,661 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6,044	5,593
Additional paid-in capital	72,644,217	53,577,270
Retained earnings	215,919,332	198,527,461
Total stockholders’ equity	288,569,593	252,110,324
Total liabilities and stockholders’ equity	$376,084,893	$369,852,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost and expenses:
General and administrative	$3,751,211	$3,211,205	$6,537,695	$4,024,444
Research and development	401,623	1,050,804	789,542	1,896,961
Sales and marketing	7,794	74,841	22,003	112,566
Transaction costs incurred in connection with business combination	—	—	—	54,693,103
Depreciation and amortization	2,289	1,216	3,877	2,301
Loss from operations	(4,162,917)	(4,338,066)	(7,353,117)	(60,729,375)
Other income (expense):
Interest income	283,733	216,480	526,758	242,626
Gain on contribution to AirJoule, LLC	—	—	—	333,500,000
Equity loss from investment in AirJoule, LLC	(2,089,667)	(580,788)	(4,319,945)	(607,170)
Change in fair value of Earnout Shares liability	6,276,000	13,064,000	19,108,000	5,392,000
Change in fair value of True Up Shares liability	—	(136,000)	106,106	133,000
Change in fair value of Subject Vesting Shares liability	934,000	1,759,000	6,408,000	(666,000)
Gain on settlement of legal fees	—	2,207,445	—	2,207,445
Other expense, net	(286,818)	—	(285,470)	—
Total other income, net	5,117,248	16,530,137	21,543,449	340,201,901
Income before income taxes	954,331	12,192,071	14,190,332	279,472,526
Income tax benefit (expense)	1,558,882	1,237,824	3,201,539	(84,487,339)
Net income	$2,513,213	$13,429,895	$17,391,871	$194,985,187

Weighted average Class A common stock outstanding, basic	59,247,717	49,560,529	57,656,530	43,357,928
Basic net income per share, Class A common stock	$0.04	$0.25	$0.30	$4.05

Weighted average Class A common stock outstanding, diluted	60,179,241	51,358,716	58,727,169	44,995,234
Diluted net income, per share, Class A common stock	$0.04	$0.24	$0.30	$3.92

Weighted average Class B common stock outstanding, basic and diluted	—	4,759,642	—	4,759,642
Basic net income per share, Class B common stock	$—	$0.25	$—	$4.05
Diluted net income per share, Class B common stock	$—	$0.24	$—	$3.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Exercise of options	147,579	15	41,745	—	41,760
Share-based compensation	—	—	1,069,076	—	1,069,076
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
Net income	—	—	—	14,878,658	14,878,658
Balance at March 31, 2025	56,352,120	$5,636	$56,770,957	$213,406,119	$270,182,712
Exercise of options	148,486	15	57,943	—	57,958
Share-based compensation	—	—	1,571,980	—	1,571,980
PIPE offering proceeds, net	3,775,126	377	14,243,353	—	14,243,730
Issuance of common stock upon vesting of restricted stock units	163,861	16	(16)	—	—
Net income	—	—	—	2,513,213	2,513,213
Balance at June 30, 2025	60,439,593	$6,044	$72,644,217	$215,919,332	$288,569,593

For the Three and Six Months Ended June 30, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock
	Contribution	Units	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Balance at December 31, 2023	$—	$—	32,731,583	$3,274	4,759,642	$476	$—	$11,263,647	$(17,168,101)	$(5,900,704)
Issuance of common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	56,250
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Net income	—	—	—	—	—	—	—	—	181,555,292	181,555,292
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	$39,701,547	$164,387,191	$198,094,121
Issuance of common stock pursuant to June 2024 subscription agreement	—	—	1,238,500	124	—	—	—	12,384,876	—	12,385,000
Exercise of warrants	—	—	705,758	71	—	—	—	(71)	—	—
Exercise of options	—	—	8,000	8	—	—	—	3,912	—	3,920
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Share-based compensation	—	—	—	—	—	—	—	150,519	—	150,519
Net income	—	—	—	—	—	—	—	—	13,429,895	13,429,895
Balance at June 30, 2024	$—	$—	51,016,028	$5,110	4,759,642	$476	$—	$52,240,783	$177,817,086	$230,063,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$17,391,871	$194,985,187
Adjustment to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,877	2,301
Deferred tax expense (benefit)	(3,201,539)	84,487,339
Amortization of operating lease right-of-use assets	15,766	59,709
Change in fair value of Earnout Shares liability	(19,108,000)	(5,392,000)
Change in fair value of True Up Shares liability	(106,106)	(133,000)
Change in fair value of Subject Vesting Shares liability	(6,408,000)	666,000
Change in fair value of Equity Line Obligation liability	286,819	—
Gain on contribution to AirJoule, LLC	—	(333,500,000)
Equity loss from investment in AirJoule, LLC	4,319,945	607,170
Non-cash transaction costs in connection with business combination	—	53,721,000
Gain on settlement of legal fees	—	(2,207,445)
Share-based compensation	2,419,596	150,519
Changes in operating assets and liabilities:
Due from related party	2,496,577	—
Due to related party	—	(1,440,000)
Prepaid expenses and other current assets	(355,138)	(806,153)
Operating lease liabilities	(14,230)	(56,818)
Accounts payable	217,385	(3,157,317)
Accrued expenses, accrued transaction costs and other liabilities	(122,308)	(5,563,053)
Net cash used in operating activities	(2,163,485)	(17,576,561)
Cash flows from investing activities
Purchases of fixed assets	(11,376)	(6,554)
Investment in AirJoule, LLC	(10,000,000)	(10,000,000)
Net cash used in investing activities	(10,011,376)	(10,006,554)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	45,760
Proceeds from the exercise of options	99,718	60,170
Proceeds from the PIPE offering, net	14,556,106	—
Proceeds from the issuance of common stock pursuant to subscription agreements	—	61,750,000
Net cash provided by financing activities	14,655,824	61,855,930
Net increase in cash, cash equivalents and restricted cash	2,480,963	34,272,815
Cash, cash equivalents and restricted cash, beginning of period	28,021,748	375,796
Cash, cash equivalents and restricted cash, end of the period	$30,502,711	$34,648,611
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$2,082,894	$—
Deferred offering costs included in accrued expenses and other current liabilities	$312,375	$—
Initial recognition of True Up Shares liability	$—	$555,000
Initial recognition of Subject Vesting Shares liability	$—	$11,792,000
Initial recognition of ROU asset and operating lease liability	$—	$172,649
Liabilities combined in recapitalization, net	$—	$8,680,477
Contribution to AirJoule, LLC of license to technology	$—	$333,500,000
Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our vision is to be the leading technology platform that unleashes the power of water from air. AirJoule produces pure distilled water from air, and our proprietary AirJoule platform, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, AirJoule is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule products through our global collaborations, including with GE Vernova and Carrier Global Corporation (“Carrier”), and we believe that deploying AirJoule units worldwide will serve our purpose of freeing the world of its water and energy constraints.

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

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The April 2025 PIPE

On April 23, 2025, the Company entered into subscription agreements (the “April 2025 PIPE Subscription Agreements”) with certain investors (the “April 2025 PIPE Investors”), pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from AirJoule, and AirJoule agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued shares of common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of June 30, 2025, sales under the Equity Line Purchase Agreement had not yet commenced. Included in the conditions is a price payable (the “Equity Line Obligation liability”) by the Company to the Equity Line Investor if the Company sells shares to the Equity Line Investor. The Equity Line Obligation liability does not have a material impact on existing sources of liquidity. See further discussion in Note 3 - Summary of Significant Accounting Policies.

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of June 30, 2025, the Company had retained earnings of $215.9 million and $29.5 million of working capital including $30.5 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,633, which is included in cash, cash equivalents and restricted cash in the condensed consolidated balance sheets and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, capital contributions to its joint ventures and other general corporate services. The Company’s primary working capital requirements are for project execution activities including purchases of materials, services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required for new and existing projects. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of the Company’s technology and the development of market and strategic relationships with other businesses and customers.

Future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of their product and research and development efforts, the degree to which the Company is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to the Company’s joint ventures by the other partners and the growth of the Company’s business generally. In March 2024, the Company contributed $10.0 million in cash to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, the Company has agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and the Company’s remaining commitment for capital contributions to the AirJoule JV is $85.0 million as of June 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 - Equity Method Investment for further information.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. During the six months ended June 30, 2025, the Company contributed an additional $10.0 million in capital contributions to the AirJoule JV.

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

Segment Information

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

The CODM uses net income to monitor budget versus actual results, assess performance and how to allocate resources. The key measures of segment profit or loss reviewed by our CODM are general and administrative expenses, research and development expenses and interest earned on the Company’s interest-bearing accounts. General and administrative and research and development expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to meet current and future needs, which include working capital requirements, capital expenditures and other general corporate services. Primary working capital requirements are for project execution and development of the Company’s technology, which includes purchases of materials, services, payroll and development of market and strategic relationships with other businesses and customers. The CODM reviews interest earned to measure cash inflow and determine the most effective strategy of investment with the interest-bearing accounts while maintaining compliance with the Company’s investment policy. Additionally, the CODM reviews the Company’s investment in AirJoule, LLC for material changes, including potential impairment resulting from events or changes in circumstances indicating that a decline in value has occurred that is other than temporary.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 - Recapitalization), fair value of the investment in the AirJoule JV and income taxes. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a weighted average maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of June 30, 2025 and December 31, 2024, there was $25.8 million and $20.4 million, respectively, held in money market funds. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of June 30, 2025 and December 31, 2024 were $3.9 million and $6.9 million, respectively. The Company mitigates this concentration of credit risk by monitoring the creditworthiness of the financial institutions. No losses have been incurred to date on any deposits.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be netted against gross proceeds.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process and the ability to create outputs.

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

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments in the statements of operations. Under the equity method, the Company’s investments are initially measured and recognized using the cost accumulation model following the guidance in ASC 805-50-30, Initial Measurement of Asset Acquisitions. After initial recognition, the condensed consolidated financial statements include the Company’s share of undistributed earnings or losses, and impairment, if any, until the date on which significant influence ceases.

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

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried in the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating gains (losses) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Income Taxes

Prior to the Business Combination on March 14, 2024, the Company was a limited liability company and treated as a partnership for income tax purposes. As a partnership, the Company was not directly liable for federal income taxes. As of the date of the Business Combination, the operations of the Company ceased to be taxed as a partnership resulting in a change in tax status for federal and state income tax purposes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of June 30, 2025 and December 31, 2024. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Among other provisions, the OBBBA made permanent extensions of certain provisions within the Tax Cuts and Jobs Act and allowance of immediate expensing of qualified research and development expenses. We are evaluating the future impact of the tax law changes on our financial statements.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses, and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of June 30, 2025 and December 31, 2024.

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

The Company estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the earnout thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and achieve operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The five-year period and overall settlement mechanics for the Earnout Shares represent contractual inputs. Management’s valuation of the Earnout Shares liability involves certain assumptions requiring significant judgment, and actual results may differ from assumed and estimated amounts.

The Company determined the Earnout Shares associated with employees are accounted for as compensation expense under FASB ASC Topic 718, Share-based Compensation (“ASC 718”). See “Share-Based Compensation” below.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including the True Up Shares issued in connection with the Subscription Agreement, the Subject Vesting Shares issued in connection with the Business Combination and the Equity Line Obligation liability, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

The Equity Line Obligation liability does not qualify as equity under ASC 815; therefore, the Equity Line Obligation liability is required to be classified as a liability and measured at fair value. The Company will measure the fair value of the Equity Line Obligation liability on a nonrecurring basis as expected changes in the liability will be immaterial to the condensed consolidated financial statements. The Company will recognize at fair value any shares purchased by the Equity Line Investor using the purchase price of the shares on the date of issuance while derecognizing the then-current fair value of the Equity Line Obligation liability and include the associated fair value gain or loss in the condensed consolidated statements of operations as other income (loss). See Note 11 — Fair Value Measurements for further discussion.

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

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte Carlo simulation model. The Monte Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte Carlo model requires the use of highly subjective and complex assumptions, estimates and judgments, including the current stock price, the volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share-based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on the Company’s share-based compensation. During the period from the date of the Business Combination through June 30, 2025, the Company did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable occurring as of June 30, 2025 was $1.5 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income Per Share

Basic net income per share is computed by dividing the net income which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income per share if their conditions are not deemed satisfied for issuance as of the reported period. For the three and six months ended June 30, 2025, 21,557,596 warrants, 1,380,736 Subject Vesting Shares and 853,612 Earnout Shares were not included in the calculation of dilutive net income per share as they would be anti-dilutive. For the three and six months ended June 30, 2025, 1,059,559 and 410,708 RSUs, respectively, were not included in the calculation of dilutive net income per share as they would be anti-dilutive. For the three and six months ended June 30, 2024, Earnout Shares, Subject Vesting Shares, True Up Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive.

For the three months ended June 30, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 882,300 shares of common stock issuable upon the exercise of stock options and 49,224 shares of common stock issuable upon the vesting of RSUs. For the three months ended June 30, 2024, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,411,586 shares of common stock issuable upon the exercise of stock options and 386,601 shares of common stock issuable upon the exercise of warrants.

For the six months ended June 30, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 975,105 shares of common stock issuable upon the exercise of stock options and 95,534 shares of common stock issuable upon the vesting of RSUs. For the six months ended June 30, 2024, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,360,305 shares of common stock issuable upon the exercise of stock options and 277,001 shares of common stock issuable upon the exercise of warrants.

The net income per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income per share of common stock
Numerator:
Allocation of net income	$2,513,213	$—	$12,253,141	$1,176,754
Denominator:
Basic weighted average shares outstanding	59,247,717	—	49,560,529	4,759,642
Basic net income per share of common stock	$0.04	$—	$0.25	$0.25
Diluted net income per share of common stock
Numerator:
Allocation of net income	$2,513,213	$—	$12,290,847	$1,139,048
Denominator:
Diluted weighted average shares outstanding	60,179,241	—	51,358,716	4,759,642
Diluted net income per share of common stock	$0.04	$—	$0.24	$0.24

	Six Months Ended June 30,
	2025		2024
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income per share of common stock
Numerator:
Allocation of net income	$17,391,871	$—	$175,697,852	$19,287,335
Denominator:
Basic weighted average shares outstanding	57,656,530	—	43,357,928	4,759,642
Basic net income per share of common stock	$0.30	$—	$4.05	$4.05
Diluted net income per share of common stock
Numerator:
Allocation of net income	$17,391,871	$—	$176,332,549	$18,652,638
Denominator:
Diluted weighted average shares outstanding	58,727,169	—	44,995,234	4,759,642
Diluted net income per share of common stock	$0.30	$—	$3.92	$3.92

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted this standard, and it does not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The standard is effective for the Company for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which is intended to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The standard is effective for the Company for fiscal years beginning after December 15, 2026. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Immediately prior to the Closing, 100% of the total outstanding Legacy Montana Class A common units and 7% of the total outstanding Legacy Montana Class B common units (or an aggregate of approximately 18% of the total outstanding Legacy Montana Class A units and Legacy Montana Class B units) were held by unitholders that continue as directors, officers, employees or contractors of the Post-Combination Company. The retention of certain employees who continue as directors, officers or employees of the Post-Combination Company (whose responsibilities include continued technology development and commercial execution) is integral to the achievement of the milestones that will determine whether Earnout Shares are payable. Legacy Montana does not believe that such targets are achievable absent the continued involvement of such persons. In June and September 2024, the Company granted equity awards (pursuant to the terms of the Incentive Plan (as defined below)) to its directors, officers and certain employees of the Company and the AirJoule JV, and the Company expects to continue to provide competitive compensation, benefits and equity awards to key directors, officers and employees going forward in order to incentivize these individuals to continue to provide services to the Company.

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share), and the Company has reserved shares of Class A common stock that may be issuable in the future upon full completion of construction and achievement of operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components. See Note 11 - Fair Value Measurements for additional information on the Earnout Shares.

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

On March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (the “True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares are considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company's stock price at close of business on the triggering event date was recognized as a gain in the condensed consolidated statements of operations. See Note 11 – Fair Value Measurements.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $7.5 million inclusive of $5.0 million from the PIPE investment, offset by total transaction costs and other fees totaling of $7.5 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the six months ended June 30, 2024:

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

Public and private placement warrants

The 14,375,000 Public Warrants issued at the time of XPDB’s initial public offering and 11,125,000 warrants issued in connection with private placement at the time of XPDB’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10.0 million in cash to the AirJoule JV at the JV Closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, the Company has agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and the Company’s remaining commitment for capital contributions to the AirJoule JV is $85.0 million as of June 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions, the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

The Company applies the equity method to an investment in common stock of an unconsolidated entity. In addition to $10.0 million in cash the Company contributed to the AirJoule JV at the JV Closing, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value in the condensed consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the guidance in ASC 610-20, Sale or Transfer of Non-financial Assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statements of operations. As such the Company recognized a gain of $333.5 million for the six months ended June 30, 2024 (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented in the accompanying condensed consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there is a basis difference of $266.0 million between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which as of June 30, 2025 have indefinite lives.

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

The Company’s share of the income (loss) reported by AirJoule, LLC are recorded as an equity gain (loss) from investment in AirJoule, LLC in the accompanying condensed consolidated statements of operations.

The following table contains balance sheet information of AirJoule, LLC as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Total current assets	$937,941	$2,330,386
Total non-current assets	1,215,117,801	1,214,849,941
Total assets	$1,216,055,742	$1,217,180,327

Total current liabilities	$2,180,709	$4,531,668
Total non-current liabilities	4,104,557	4,238,293
Total liabilities	6,285,266	8,769,961
Equity	1,209,770,476	1,208,410,366
Total liabilities and equity	$1,216,055,742	$1,217,180,327

AirJoule, LLC tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The LLC did not record any impairment charges during the three and six months ended June 30, 2025 and 2024.

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

The following table contains statement of operations information of AirJoule, LLC for the three months ended June 30, 2025 and 2024, the six months ended June 30, 2025 and for the period from March 4, 2024 (AirJoule JV inception) to June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,	For the period from March 4, 2024 to June 30, 2024
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Expenses	(4,164,656)	(1,233,772)	(8,949,461)	(1,298,625)
Other income	93,516	72,195	309,571	84,285
Net loss	$(4,071,140)	$(1,161,577)	$(8,639,890)	$(1,214,340)

Note 6 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of June 30, 2025	As of December 31, 2024
Accrued royalty	$150,000	$250,000
Accrued payroll	825,461	1,125,846
Professional services	729,268	205,790
Equity Line Obligation	286,819	—
Accrued other	205,658	138,682
Total other accrued expenses	$2,197,206	$1,720,318

Note 7 — LEASES

As discussed in Note 8 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $0 and $6,000 for the three and six months ended June 30, 2024, respectively, and were included in general and administrative costs in the condensed consolidated statements of operations.

Lease expense for the company’s operating lease was $9,593 and $19,186, respectively for the three and six months ended June 30, 2025 and $9,593 and $12,791 for the three and six months ended June 30, 2024. As of June 30, 2025, the Company’s operating lease was $3,175 per month with a remaining term of 45 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs on the accompanying condensed consolidated statements of operations. This lease includes a renewal option at the election of the Company to renew or extend the lease. This optional period has not been considered in the determination of the ROU assets or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

At June 30, 2025, approximate future minimum rental payments required under the lease agreement is as follows:

Operating Lease
Remainder of 2025	$19,050
2026	39,370
2027	40,945
2028	42,583
2029	10,715
Total undiscounted lease payments	152,663
Less: effects of discounting	(12,664)
Operating Lease Liability	$139,999

Classified as:
Operating lease liability, current	$32,886
Operating lease liability, non-current	$107,113

Note 8 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with the Chief Executive Officer as discussed in Note 7 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of June 30, 2025 and December 31, 2024, $0 were owed under this agreement.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three and six months ended June 30, 2024, $20,000 and $80,000, respectively was included in general and administrative expenses on the condensed consolidated statement of operations. On May 1, 2024, this consultancy agreement was terminated. As of June 30, 2025 and December 31, 2024, $0 was owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three and six months ended June 30, 2024, $5,000 and $30,000, respectively was included in research and development expenses on the condensed consolidated statement of operations. On May 1, 2024, this office services agreement was terminated. As of June 30, 2025 and December 31, 2024, $0 was owed under this agreement.

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

Due from Related Party

In November 2024, Legacy Montana executed a statement of work with AirJoule, LLC. Reimbursement of costs incurred during the three months ended June 30, 2025 was $0.4 million and $0.1 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred during the six months ended June 30, 2025 was $0.8 million and $0.3 million of general and administrative and research and development expenses, respectively.

Related Party Equity Transactions

As described in Note 9 – Stockholders’ Equity, Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted awards to the employees of AirJoule, LLC during the six months ended June 30, 2025. The number of awards granted to the employees of AirJoule, LLC are found in Note 10 – Share-Based Compensation.

Note 9 — STOCKHOLDERS’ EQUITY

Warrants

In January, February and March 2024, 14 warrant holders of Legacy Montana exercised their warrants to purchase a total of 380,771 shares of Class A common stock, as converted, for a total purchase price of $45,760.

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

As of June 30, 2025, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

During the three months ended June 30, 2025, the Company entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

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

In the three months ended June 30, 2025, two Legacy Montana option holders exercised their options to purchase a total of 148,486 shares of Class A common stock, as converted, for a total purchase price of $57,958.

As of June 30, 2025, of the 878,022 Legacy Montana options that are outstanding, 535,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 60,672 options expire on April 4, 2030, and 210,000 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plan, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only), (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Rights, (d) Restricted Stock Units, (e) Restricted Stock, (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Awards”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000). As of June 30, 2025, there were 4,887,182 shares of common stock available for future issuance under the Incentive Plan.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective immediately upon the Closing on March 14, 2024 and as of June 30, 2025, a total of 1,074,213 shares of common stock are reserved for issuance under the 2024 ESPP. Eligible employees may purchase shares of common stock under the 2024 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 12,000 shares during any one purchase period. The 2024 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2025, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2025, the share reserve increased by 559,286. During the three and six months ended June 30, 2025 and 2024, the Company did not issue shares as the first purchase date had not yet occurred.

The Company recorded share-based compensation expense in the following expense categories of its accompanying unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,405,671	$146,959	$2,370,303	$146,959
Research and development	29,532	3,560	49,293	3,560
Total share-based compensation	$1,435,203	$150,519	$2,419,596	$150,519

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	2,537,602	$5.60	7.85
Granted	69,124	10.23
Exercised	(296,065)	0.34
Forfeited	(11,850)	10.23
Balance at June 30, 2025	2,298,811	$6.38	7.62
Vested and expected to vest	1,420,789	$10.23	8.93
Exercisable at the end of the period	1,307,867	$3.46	6.62

There were 69,124 options granted during the three months ended June 30, 2025. As of June 30, 2025, the unrecognized compensation cost for options issued and then outstanding was $2.1 million and will be recognized over an estimated weighted-average amortization period of 2.93 years. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $1.7 million and $72,080, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025 was $3.9 million.

Restricted Stock Units with Service-Only Conditions

The following table summarizes RSU with Service-Only Conditions activity for the six months ended June 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	520,300	$8.13
Granted	685,693	6.86
Released	(163,861)	8.38
Forfeited	(60,574)	4.04
Balance at June 30, 2025	981,558	$7.45

The Company recognized $1.2 million and $0.1 million of stock-based compensation cost related to RSUs with Service-Only conditions for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the unrecognized compensation cost for RSUs with service-only conditions was $6.7 million and will be recognized over an estimated weighted-average amortization period of 2.68 years. The fair values of RSUs with service-only conditions are based on the fair value of the Company’s common stock on the date of the grant. The 685,693 RSUs with service-only conditions that were granted during the six months ended June 30,

2025 consisted of 384,014 awards granted to employees, 133,457 awards granted to non-employee equity method investees and 168,222 awards granted to non-employee directors. The awards granted to employees and to non-employee equity method investees vest as to 33.33% of the total awards granted on each of the first three anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date. The awards granted to non-employee directors vest as to 100% of the total awards granted on the earlier of the first year anniversary of the applicable vesting commencement date and the date of the next annual shareholders' meeting.

Restricted Stock Units with Market-Based Conditions

The following table summarizes RSU with Market-Based Conditions activity for the six months ended June 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	496,483	10.09
Released	—	—
Forfeited	—	—
Balance at June 30, 2025	496,483	$10.09

The Company recognized $0.7 million of stock-based compensation cost related to RSUs with Market-Based conditions for the six months ended June 30, 2025. As of June 30, 2025, the unrecognized compensation cost for RSUs with market-based conditions was $4.3 million and will be recognized over an estimated weighted-average amortization period of 2.50 years. The fair values of RSUs with market-based conditions are estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. The 496,483 RSUs with market-based conditions that were granted during the six months ended June 30, 2025 consisted of 475,298 awards granted to employees and 21,185 awards granted to non-employee equity method investees. These awards vest subject to certain market conditions.

The Company records expense ratably over the requisite service period, with expense determined based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. These awards that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned. The grant date fair value of the awards granted is established using the Monte Carlo simulation model. The following summarizes the assumptions used to estimate the fair value of the RSUs with market-based conditions that were granted during the six months ended June 30, 2025:

RSUs - Market-Based Conditions
Expected term - years	2.9
Expected volatility	89.7%
Risk-free interest rate	4.3%
Expected dividends	—

Restricted Stock Units with Performance-Based Conditions

The following table summarizes RSU with Performance-Based Conditions activity for the six months ended June 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	201,279	8.18
Released	—	—
Forfeited	—	—
Balance at June 30, 2025	201,279	$8.18

These awards vest subject to certain performance-based conditions. The Company recognized $0.1 million of stock-based compensation cost related to RSUs with Performance-Based conditions for the six months ended June 30, 2025.

Note 11 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis:

The Company accounts for certain liabilities at fair value on a recurring basis and classifies these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Assumptions such as risk-free rate, stock price, volatility and discount rate were based on market data. Management used a single point estimate for the risk-free rate, volatility and discount rate.

Liabilities subject to fair value measurements that are valued on a recurring basis are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$5,416,000	$5,416,000
Subject Vesting Shares liability	—	—	1,411,000	1,411,000
Total liabilities	$—	$—	$6,827,000	$6,827,000

Earnout Shares

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) through the Earnout Shares. The maximum value of the Earnout Shares is capped at $200.0 million (“Maximum Earnout Milestone Amount”), and the ability to receive Earnout Shares expires on the fifth anniversary of the Closing. A majority of the independent members of the Post-Combination Company Board then serving has sole discretion in determining, among other things, the achievement of the applicable milestones, the calculations of payments of Earnout Shares to the applicable Legacy Montana Equityholders, the dates on which construction and operational viability of new production capacity is deemed completed and whether to consent to a transfer of the applicable Legacy Montana Equityholder’s right to receive Earnout Shares. Earnout Shares issuable in respect of Legacy Montana options outstanding as of immediately prior to the effective time of the Merger may be issued to the holder of such Legacy Montana option only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Post-Combination Company or one of its subsidiaries through the date on which such Earnout Shares are issued, as determined by a majority of the independent members of the Post-Combination Company Board.

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

The estimated fair value of the Earnout Shares was determined with a Monte Carlo simulation using a distribution of potential outcomes for expected EBITDA and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the Earnout Thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected XPDB’s management’s best estimates regarding the time to complete full construction and operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The Earnout term of 5 years and the Earnout mechanics which impact the timing of expected future cash flows represent contractual inputs. See the following summary of key inputs:

	As of June 30, 2025	As of December 31, 2024
Stock Price	$4.63	$7.97
Volatility	38%	40%
Risk free rate of return	3.70%	4.30%
Discount rate	25%	25%
Expected term (in years)	3.7	4.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Six Months Ended June 30, 2025
Earnout Shares liability as of December 31, 2024	$24,524,000
Change in fair value	(12,832,000)
Balance as of March 31, 2025	11,692,000
Change in fair value	(6,276,000)
Balance as of June 30, 2025	$5,416,000

As of June 30, 2025 and December 31, 2024, the estimated fair value of all the Earnout Shares, $5.4 million and $24.5 million, respectively represents approximately 853,612 and 2,115,227 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain Earnout Milestones. For the six months ended June 30, 2025, the change in the fair value of the earnout liability primarily relates to a decrease in stock price, changes in the timing of expected future cash flows and an increase in the volatility.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company's stock price at close of business on the triggering event date was recognized as a gain in the condensed consolidated statements of operations. Prior to the triggering event, the True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings.

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Six Months Ended June 30, 2025
Earnout Shares liability as of December 31, 2024	$7,819,000
Change in fair value	(5,474,000)
Balance as of March 31, 2025	2,345,000
Change in fair value	(934,000)
Balance as of June 30, 2025	$1,411,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the tables above. These assets and liabilities include our Investment in AirJoule, LLC and Equity Line Obligation liability, respectively. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information of our Investment in AirJoule, LLC see Note 5 – Equity Method Investment.

Note 12 — COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal matters arising in the normal course of business. In the opinion of the Company’s management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

Risks and Uncertainties

The Company, as an early-stage business without any current operations, product sales or revenue, has historically been dependent upon the sourcing of external capital to fund its overhead and product development costs. This is a typical situation for any early-stage company without product sales.

Royalties

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $75,000 and $62,500 was expensed for the three months ended June 30, 2025 and 2024, respectively and $150,000 and $125,000 for the six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, $150,000 and $250,000, respectively, was accrued in the accompanying condensed consolidated balance sheets.

Joint Venture Agreement

On October 27, 2021, Legacy Montana entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). Legacy Montana and CATL US both own 50% of CAMT’s issued and outstanding shares. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize the AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s Board of Directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents, the annual financial budget of CAMT and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of June 30, 2025, no amount was funded to CAMT.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize the AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT,) and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of June 30, 2025.

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

Note 13 — SEGMENT INFORMATION

The following table reconciles segment profit or loss to consolidated net income on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$283,733	$216,480	$526,758	$242,626
Gain on contribution to AirJoule, LLC	—	—	—	333,500,000
Net change in fair value of liabilities	7,210,000	14,687,000	25,622,106	4,859,000
Other income	—	2,207,445	—	2,207,445
Less:
General and administrative	3,751,211	3,211,205	6,537,695	4,024,444
Research and development	401,623	1,050,804	789,542	1,896,961
Transaction costs incurred in connection with business combination	—	—	—	54,693,103
Income tax expense (benefit)	(1,558,882)	(1,237,824)	(3,201,539)	84,487,339
Other segment items (1)	2,386,568	656,845	4,631,295	722,037
Segment net income	$2,513,213	$13,429,895	$17,391,871	$194,985,187

(1)
Other segment items included in segment net income include sales and marketing, depreciation and amortization expense, change in fair value of the Equity Line Obligation liability and equity loss from investment in AirJoule, LLC

The following table reconciles segment assets to consolidated assets on the condensed consolidated balance sheets:

	June 30,	December 31,
	2025	2024
Investment in AirJoule, LLC	$343,858,688	$338,178,633
Other segment assets (1)	32,226,205	31,673,487
Segment assets	376,084,893	369,852,120
Adjustments and reconciling items	—	—
Consolidated assets	$376,084,893	$369,852,120

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset, and property and equipment, net

Note 14 — SUBSEQUENT EVENTS

Capital Contribution

On April 25, 2025, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of AirJoule, LLC (the “Amended LLC Agreement”), by and among the Company, GE Vernova and AirJoule, LLC. Pursuant to the Amended LLC Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In July 2025, the Company contributed an additional $2.75 million in capital contributions to the AirJoule JV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of AirJoule Technologies Corporation, formerly known as Montana Technologies Corporation and its consolidated subsidiaries, and (ii) prior to the Business Combination, AirJoule Technologies LLC, formerly known as Montana Technologies LLC, or Legacy Montana, and its consolidated subsidiaries.

Company Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. AirJoule is the leading technology platform that unleashes the power of water from air. AirJoule produces pure distilled water from air, and our proprietary AirJoule platform, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, AirJoule is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule products through our global collaborations, including with GE Vernova and Carrier, and we believe that deploying AirJoule units worldwide will serve our purpose of freeing the world of its water and energy constraints. We plan to manufacture initial AirJoule systems capable of producing more than 1,000 liters per day in 2025, which we intend to use for customer demonstrations, and we expect to scale capacities for commercial sales in 2026.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering AirJoule in global markets where demand for water, dehumidified air and cooling are highest. With our technology platform, we believe that we are uniquely positioned to provide curated solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

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

To accelerate market penetration and scale our manufacturing capabilities, we plan to leverage our strategic partnerships. These partnerships offer access to industry-specific R&D expertise, mature supply chains, established sales channels and extensive service networks, allowing us to quickly move from pilot deployments to full-scale commercialization. We intend to co-develop sector-specific solutions, capitalizing on our partners’ market insights and reputational strength to better serve diverse customer needs. By combining our innovative AirJoule technology with their global reach and operational expertise, we will unlock value across multiple industries, establish our position as a leader in water-focused solutions and deliver long-term growth and value to our shareholders.

Recent Developments

The April 2025 PIPE

On April 23, 2025, we entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and we agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement, with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of June 30, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

The Amended LLC Agreement

On April 25, 2025, we entered into the Amended LLC Agreement, pursuant to which we expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In July 2025, we contributed an additional $2.75 million in capital contributions to the AirJoule JV.

Components of Our Results of Operations

Revenue

We anticipate that we will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of June 30, 2025, no revenue has been earned from our operations.

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

The three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change ($)	2025	2024	Change ($)
Cost and expenses:
General and administrative	$3,751,211	$3,211,205	$540,006	$6,537,695	$4,024,444	$2,513,251
Research and development	401,623	1,050,804	(649,181)	789,542	1,896,961	(1,107,419)
Sales and marketing	7,794	74,841	(67,047)	22,003	112,566	(90,563)
Transaction costs incurred in connection with business combination	—	—	—	—	54,693,103	(54,693,103)
Depreciation and amortization	2,289	1,216	1,073	3,877	2,301	1,576
Loss from operations	(4,162,917)	(4,338,066)	175,149	(7,353,117)	(60,729,375)	53,376,258
Other income (expense):
Interest income	283,733	216,480	67,253	526,758	242,626	284,132
Gain on contribution to AirJoule, LLC	—	—	—	—	333,500,000	(333,500,000)
Equity loss from investment in AirJoule, LLC	(2,089,667)	(580,788)	(1,508,879)	(4,319,945)	(607,170)	(3,712,775)
Change in fair value of Earnout Shares liability	6,276,000	13,064,000	(6,788,000)	19,108,000	5,392,000	13,716,000
Change in fair value of True Up Shares liability	—	(136,000)	136,000	106,106	133,000	(26,894)
Change in fair value of Subject Vesting Shares liability	934,000	1,759,000	(825,000)	6,408,000	(666,000)	7,074,000
Gain on settlement of legal fees	—	2,207,445	(2,207,445)	—	2,207,445	(2,207,445)
Other expense, net	(286,818)	—	(286,818)	(285,470)	—	(285,470)
Total other income, net	5,117,248	16,530,137	(11,412,889)	21,543,449	340,201,901	(318,658,452)
Income before income taxes	954,331	12,192,071	(11,237,740)	14,190,332	279,472,526	(265,282,194)
Income tax benefit (expense)	1,558,882	1,237,824	321,058	3,201,539	(84,487,339)	87,688,878
Net income	$2,513,213	$13,429,895	$(10,916,682)	$17,391,871	$194,985,187	$(177,593,316)

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 were $3.8 million as compared to $3.2 million for the three months ended June 30, 2024. The $0.5 million increase was primarily related to a $1.4 million increase in share-based compensation expense, a $0.4 million increase in professional services and a $0.3 million increase in salaries and benefits as a result of an increased headcount offset by a $0.6 million decrease in audit and legal fees, a $0.6 million decrease in expenses related to public company activity including insurance, director fees and licensing fees and the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.4 million. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

General and administrative expenses for the six months ended June 30, 2025 were $6.5 million as compared to $4.0 million for the six months ended June 30, 2024. The $2.5 million increase was primarily related to a $2.4 million increase in share-based compensation expense, a $1.3 million increase in salaries and benefits as a result of an increased headcount and a $0.6 million increase in other expenses related to public company activity offset by a $0.6 million decrease in audit and legal fees, a $0.2 million decrease in professional services, a $0.2 million decrease in licensing fees and the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.8 million. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

Research and Development

Research and development expenses for the three months ended June 30, 2025 were $0.4 million as compared to $1.1 million for the three months ended June 30, 2024. The $0.6 million decrease in research and development was primarily related to a $0.2 million increase in share-based compensation and salaries and benefits as a result of an increased headcount offset by a $0.6 million decrease in purchasing of research and development materials, patent fees and consulting services and the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.1 million.

Research and development expenses for the six months ended June 30, 2025 were $0.8 million as compared to $1.9 million for the six months ended June 30, 2024. The $1.1 million decrease in research and development was primarily related to a $0.3 million increase in share-based compensation and salaries and benefits as a result of an increased headcount offset by a $1.1 million decrease in purchasing of research and development materials, patent fees and consulting services and the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.3 million.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025 were $7,794 as compared to $74,841 for the three months ended June 30, 2024.

Sales and marketing expenses for the six months ended June 30, 2025 were $22,003 as compared to $112,566 for the six months ended June 30, 2024.

Transaction Costs Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by Legacy Montana of approximately $1.0 million, which were paid in 2024.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $2,289 and $1,216, respectively.

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $3,877 and $2,301, respectively.

Interest Income

Interest income was $283,733 and $216,480 for the three months ended June 30, 2025 and 2024, respectively. This is primarily a result of the increase in our cash balance.

Interest income was $526,758 and $242,626 for the six months ended June 30, 2025 and 2024, respectively. This is primarily a result of the increase in our cash balance.

Gain on Contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, during the three and six months ended June 30, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

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

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, Legacy Montana entered into a joint venture with GE Vernova, the AirJoule JV which closed on March 4, 2024. For the three months ended June 30, 2025 and 2024, we recognized a loss of $2.1 million and $0.6 million, respectively from our 50% equity investment in the AirJoule JV. For the six months ended June 30, 2025 and 2024, we recognized a loss of $4.3 million and $0.6 million, respectively from our 50% equity investment in the AirJoule JV.

Change in Fair value of Earnout Shares Liability

Upon consummation of the Business Combination, we expensed approximately $53.7 million in Earnout Shares liability. The change in fair value of $6.3 million and $13.1 million for the three months ended June 30, 2025 and 2024, respectively, and $19.1 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively, is primarily due to a decrease in the estimated fair value of the liability and is recognized as gains in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price, changes in the timing of expected future cash flows and an increase in the volatility.

Change in Fair value of True Up Shares Liability

Upon consummation of the Business Combination, we assumed approximately $0.6 million in earnout true up shares liability. The change in fair value of the liability during the three and six months ended June 30, 2025 is primarily due to the triggering event and issuance of Class A common stock.

Change in Fair value of Subject Vesting Shares Liability

Upon consummation of the Business Combination, we assumed approximately $11.8 million for the subject vesting shares liability. The change in fair value of income of $0.9 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively, and $6.4 million and $(0.7) million during the six months ended June 30, 2025 and 2024, respectively is primarily due to a decrease in the estimated fair value of the liability recognized as a gain (loss) in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price, changes in the timing of expected future cash flows and an increase in the volatility.

Income Tax Benefit (Expense)

For the three months ended June 30, 2025 and 2024, income tax benefit was $1.6 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, income tax benefit (expense) was $3.2 million and $(84.5) million, respectively. During the three and six months ended June 30, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

Liquidity and Capital Resources

The April 2025 PIPE

On April 23, 2025, we entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and we agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of June 30, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. During the six months ended June 30, 2025, we contributed an additional $10.0 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. We had retained earnings of approximately $215.9 million as of June 30, 2025. As of June 30, 2025, we had $29.5 million of working capital including $30.5 million in cash, cash equivalents and restricted cash.

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

Our future capital requirements will depend on many factors, including the timing and extent of spending to support the launch of our product and research and development efforts, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, we contributed $10 million in cash to the AirJoule JV at the JV closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, we agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and our remaining commitment for capital contributions to the AirJoule JV is $85.0 million as of June 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV.

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

Cash flows for the six months ended June 30, 2025 and 2024

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	(2,163,485)	(17,576,561)
Net cash used in investing activities	(10,011,376)	(10,006,554)
Net cash provided by financing activities	14,655,824	61,855,930
Net increase in cash and cash equivalents	2,480,963	34,272,815

Cash Flows from Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $2.2 million and primarily reflected our net income of $17.3 million, a $4.3 million equity loss from our investment in AirJoule, LLC and a $2.2 million increase in our operating assets and liabilities offset by net noncash operating activities of $25.3 million of changes in fair value of our Earnout, True Up, Subject Vesting shares and Equity Line Obligation liabilities and $0.7 million of share-based compensation and deferred tax benefit. We expect to continue to use cash in our operating activities with the expected growth of our business.

During the six months ended June 30, 2024, net cash used in operating activities was $17.6 million and primarily reflected our net income of $195.0 million, a $84.5 million deferred tax expense and a $0.6 million equity loss from our investment in AirJoule, LLC offset by net noncash operating activities of $282.0 million related to the contribution to AirJoule, LLC, the settlement of legal fees and other costs in connection with the business combination, $4.9 million of changes in fair value of our Earnout, True Up and Subject Vesting shares liabilities and a $11.0 million decrease in our operating assets and liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $10.0 million primarily as a result of our $10 million contribution made to the AirJoule JV.

During the six months ended June 30, 2024, net cash used in investing activities was $10.0 million primarily as a result of our $10 million contribution made to the AirJoule JV.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $14.7 million primarily as a result of the $14.5 million net proceeds from the April 2025 PIPE Offering and $0.1 million of proceeds from the exercise of options.

During the six months ended June 30, 2024, net cash provided by financing activities was $61.9 million and was primarily related to the $61.8 million net proceeds from the issuance of common stock related to private placements prior to the Merger, and $0.1 million of proceeds from the exercise of stock options and warrants.

Contractual Obligations and Commitments

Royalties

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to a minimum royalty amount of which $75,000 and $62,500 was expensed for the three months ended June 30, 2025 and 2024, respectively and $150,000 and $125,000 for the six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, $150,000 and $250,000, respectively, was accrued in the accompanying condensed consolidated balance sheets.

Joint Venture Agreements

On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. We and CATL both own 50% of CAMT’s issued and outstanding shares. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of June 30, 2025, we have not funded this joint venture or contributed any assets to the joint venture.

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

Critical Accounting Estimates

There have been no material changes to the critical accounting policies as disclosed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 - Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2025, we entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act. We expect to use the proceeds for the funding of future capital expenditures.

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor, pursuant to which, among other things, we may, in our sole discretion, elect sell to the Equity Line Investor up to 4,250,000 shares of our Class A common stock, from time to time after the date of this prospectus and during the term of the Purchase Agreement. These securities will be issued and sold in reliance on Section 4(a)(2) of the Securities Act. As of June 30, 2025, sales under the Equity Line Purchase Agreement had not yet commenced.

Item 3. Defaults Upon Senior Securities

None.

Item4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Amended and Restated Executive Severance Plan

On August 12, 2025, the Compensation Committee of the Board of Directors of the Company adopted the AirJoule Technologies Corporation Amended and Restated Executive Severance Plan (the “Amended Plan”). The Amended Plan amends and restates the Montana Technologies Corporation Executive Severance Plan (the “Original Plan”) in its entirety.

Under the Amended Plan, as it relates to Matthew B. Jore (Chief Executive Officer of the Company), Stephen S. Pang (Chief Financial Officer of the Company) or Patrick C. Eilers (Executive Chairman of the Company), each of whom is a named executive officer (each, an “Executive”), if the applicable Executive experiences a termination of employment (i) by the Company without “cause” or by the Executive for “good reason” (each as defined in the Amended Plan) during the 12-month period following the consummation of a “change in control” of the Company (as defined in the Amended Plan), or (ii) by the Company without “cause”

during the three-month period prior to the consummation of the change in control (each, a “CIC Qualifying Termination”), the applicable Executive will be eligible to receive the following payments and benefits:

•
an amount equal to 18 months (or, for Mr. Jore, 24 months) of base salary, payable in a lump-sum;
•
an amount equal to 18 months (or, for Mr. Jore, 24 months) of the Company’s portion of monthly COBRA premium contributions for the Executive and his covered dependents, payable in a lump-sum; and
•
an amount equal to 150% (or, for Mr. Jore, 200%) of the Executive’s target annual cash performance bonus for the calendar year in which such CIC Qualifying Termination occurs, payable in a lump-sum.

The Amended Plan makes no changes to the other terms and conditions (including the severance payments and benefits that are available to the Executives upon other types of qualifying terminations) of the Original Plan, which are described in the Company’s 2025 Proxy Statement filed with the SEC on April 16, 2025.

The foregoing description of the Amended Plan is not complete and is qualified in its entirety by reference to the full text of the Amended Plan, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

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

10.5+	Amended and Restated Non-Employee Director Compensation Program.
10.6+*	Amended and Restated Executive Severance Plan.
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	Filed or furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRJOULE TECHNOLOGIES CORPORATION

August 14, 2025	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer