Form 10-Q
period 2025-09-30
AirJoule Technologies Corp.
filed 2025-11-14
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, there were 60,679,706 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$26,007,725	$28,021,748
Due from related party	1,031,635	2,820,129
Prepaid expenses and other current assets	823,808	613,754
Total current assets	27,863,168	31,455,631
Operating lease right-of-use asset	123,215	147,001
Property and equipment, net	27,633	16,373
Investment in AirJoule, LLC	344,660,102	338,178,633
Other assets	55,723	54,482
Total assets	$372,729,841	$369,852,120
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$143,075	$79,202
Other accrued expenses	1,792,779	1,720,318
Operating lease liability, current	33,657	30,227
True Up Shares liability	—	2,189,000
Total current liabilities	1,969,511	4,018,747
Earnout Shares liability	7,144,000	24,524,000
Subject Vesting Shares liability	1,506,000	7,819,000
Operating lease liability, non-current	98,390	124,002
Deferred tax liability	75,658,539	81,256,047
Total liabilities	86,376,440	117,741,796
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 60,538,813 and 55,928,661 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6,054	5,593
Additional paid-in capital	74,440,174	53,577,270
Retained earnings	211,907,173	198,527,461
Total stockholders’ equity	286,353,401	252,110,324
Total liabilities and stockholders’ equity	$372,729,841	$369,852,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost and expenses:
General and administrative	$2,962,759	$2,438,227	$9,500,454	$6,462,671
Research and development	(8,476)	(87,147)	781,066	1,809,814
Sales and marketing	50,473	23,639	72,476	136,205
Transaction costs incurred in connection with business combination	—	—	—	54,693,103
Depreciation and amortization	2,871	2,136	6,748	4,437
Loss from operations	(3,007,627)	(2,376,855)	(10,360,744)	(63,106,230)
Other income (expense):
Interest income	272,899	374,051	799,656	616,677
Gain on contribution to AirJoule, LLC	—	—	—	333,500,000
Equity loss from investment in AirJoule, LLC	(1,948,586)	(2,336,554)	(6,268,531)	(2,943,724)
Change in fair value of Earnout Shares liability	(1,728,000)	31,759,000	17,380,000	37,151,000
Change in fair value of True Up Shares liability	—	(1,866,000)	106,106	(1,733,000)
Change in fair value of Subject Vesting Shares liability	(95,000)	8,188,000	6,313,000	7,522,000
Gain on settlement of legal fees	—	—	—	2,207,445
Other income (expense), net	98,187	6,921	(187,283)	6,921
Total other income (loss), net	(3,400,500)	36,125,418	18,142,948	376,327,319
Income (loss) before income taxes	(6,408,127)	33,748,563	7,782,204	313,221,089
Income tax benefit (expense)	2,395,968	1,268,295	5,597,508	(83,219,044)
Net income (loss)	$(4,012,159)	$35,016,858	$13,379,712	$230,002,045

Weighted average Class A common stock outstanding, basic	60,452,978	51,026,682	58,598,923	45,981,155
Basic net income (loss) per share, Class A common stock	$(0.07)	$0.63	$0.23	$4.53

Weighted average Class A common stock outstanding, diluted	60,452,978	52,586,743	59,608,314	47,372,900
Diluted net income (loss), per share, Class A common stock	$(0.07)	$0.61	$0.22	$4.41

Weighted average Class B common stock outstanding, basic and diluted	—	4,759,642	—	4,759,642
Basic net income per share, Class B common stock	$—	$0.63	$—	$4.53
Diluted net income per share, Class B common stock	$—	$0.61	$—	$4.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended September 30, 2025

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Exercise of options	147,579	15	41,745	—	41,760
Share-based compensation	—	—	1,069,076	—	1,069,076
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
Net income	—	—	—	14,878,658	14,878,658
Balance at March 31, 2025	56,352,120	$5,636	$56,770,957	$213,406,119	$270,182,712
Exercise of options	148,486	15	57,943	—	57,958
Share-based compensation	—	—	1,571,980	—	1,571,980
PIPE offering proceeds, net	3,775,126	377	14,243,353	—	14,243,730
Issuance of common stock upon vesting of restricted stock units	163,861	16	(16)	—	—
Net income	—	—	—	2,513,213	2,513,213
Balance at June 30, 2025	60,439,593	$6,044	$72,644,217	$215,919,332	$288,569,593
Share-based compensation	—	—	1,298,924	—	1,298,924
Purchases pursuant to employee stock purchase plan	11,756	1	41,168	—	41,169
Equity Line Purchase Agreement proceeds, net	87,464	9	457,035	—	457,044
Issuance costs for PIPE offering	—	—	(1,170)	—	(1,170)
Net loss	—	—	—	(4,012,159)	(4,012,159)
Balance at September 30, 2025	60,538,813	$6,054	$74,440,174	$211,907,173	$286,353,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended September 30, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock
	Contribution	Units	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Balance at December 31, 2023	$—	$—	32,731,583	$3,274	4,759,642	$476	$—	$11,263,647	$(17,168,101)	$(5,900,704)
Issuance of common stock	—	—	5,807,647	581	—	—	(6,000,000)	49,364,419	—	43,365,000
Exercise of warrants	—	—	380,771	38	—	—	—	45,722	—	45,760
Exercise of options	—	—	2,141,839	214	—	—	—	56,036	—	56,250
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Net income	—	—	—	—	—	—	—	—	181,555,292	181,555,292
Balance at March 31, 2024	$—	$—	49,063,770	$4,907	4,759,642	$476	$(6,000,000)	$39,701,547	$164,387,191	$198,094,121
Issuance of common stock pursuant to June 2024 subscription agreement	—	—	1,238,500	124	—	—	—	12,384,876	—	12,385,000
Exercise of warrants	—	—	705,758	71	—	—	—	(71)	—	—
Exercise of options	—	—	8,000	—	—	—	—	3,920	—	3,920
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Share-based compensation	—	—	—	—	—	—	—	150,519	—	150,519
Net income	—	—	—	—	—	—	—	—	13,429,895	13,429,895
Balance at June 30, 2024	$—	$—	51,016,028	$5,102	4,759,642	$476	$—	$52,240,791	$177,817,086	$230,063,455
Exercise of options	—	—	67,495	7	—	—	—	33,066	—	33,073
Share-based compensation	—	—	—	—	—	—	—	587,951	—	587,951
Net income	—	—	—	—	—	—	—	—	35,016,858	35,016,858
Balance at September 30, 2024	$—	$—	51,083,523	$5,109	4,759,642	$476	$—	$52,861,808	$212,833,944	$265,701,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$13,379,712	$230,002,045
Adjustment to reconcile net income to cash used in operating activities:
Depreciation and amortization	6,748	4,437
Deferred tax expense (benefit)	(5,597,508)	83,219,044
Amortization of operating lease right-of-use assets	23,786	21,512
Change in fair value of Earnout Shares liability	(17,380,000)	(37,151,000)
Change in fair value of True Up Shares liability	(106,106)	1,733,000
Change in fair value of Subject Vesting Shares liability	(6,313,000)	(7,522,000)
Change in fair value of Equity Line Obligation liability	148,495	—
Change in accrued royalties	(250,000)	—
Gain on contribution to AirJoule, LLC	—	(333,500,000)
Equity loss from investment in AirJoule, LLC	6,268,531	2,943,724
Non-cash transaction costs in connection with business combination	—	53,721,000
Gain on settlement of legal fees	—	(2,207,445)
Share-based compensation	3,592,085	738,470
Changes in operating assets and liabilities:
Due from related party	2,136,390	(1,962,873)
Due to related party	—	(1,440,000)
Prepaid expenses and other current assets	(129,214)	(515,214)
Operating lease liabilities	(22,181)	(16,453)
Accounts payable	49,742	(1,971,156)
Accrued expenses, accrued transaction costs and other liabilities	156,789	(7,658,315)
Net cash used in operating activities	(4,035,731)	(21,561,224)
Cash flows from investing activities
Purchases of fixed assets	(18,008)	(16,031)
Investment in AirJoule, LLC	(12,750,000)	(10,000,000)
Net cash used in investing activities	(12,768,008)	(10,016,031)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	45,760
Proceeds from the exercise of options and purchases pursuant to employee stock purchase plan	140,887	93,243
Proceeds from the PIPE offering, net	14,243,731	—
Proceeds from the issuance of common stock	—	61,750,000
Proceeds from the issuance of common stock pursuant to Equity Line Purchase Agreement	405,098	—
Net cash provided by financing activities	14,789,716	61,889,003
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,014,023)	30,311,748
Cash, cash equivalents and restricted cash, beginning of period	28,021,748	375,796
Cash, cash equivalents and restricted cash, end of the period	$26,007,725	$30,687,544
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$2,082,894	$—
Deferred offering costs included in accrued expenses and other current liabilities	$82,081	$—
Initial recognition of True Up Shares liability	$—	$555,000
Initial recognition of Subject Vesting Shares liability	$—	$11,792,000
Initial recognition of ROU asset and operating lease liability	$—	$172,649
Liabilities combined in recapitalization, net	$—	$8,680,477
Contribution to AirJoule, LLC of license to technology	$—	$333,500,000
Supplemental cash flow information:
Taxes paid	$—	$—

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

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued shares of common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. Included in the conditions is a price payable (the “Equity Line Obligation liability”) by the Company to the Equity Line Investor if the Company sells shares to the Equity Line Investor. The Equity Line Obligation liability does not have a material impact on existing sources of liquidity. See further discussion in Note 3 - Summary of Significant Accounting Policies. As of September 30, 2025, sales under the Equity Line Purchase Agreement generated net proceeds of approximately $0.4 million.

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of September 30, 2025, the Company had $25.9 million of working capital including $26.0 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,733, which is included in cash, cash equivalents and restricted cash in the condensed consolidated balance sheets and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

Future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of their product and research and development efforts, the degree to which the Company is successful in launching new business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to the Company’s joint ventures by the other partners and the growth of the Company’s business generally. In March 2024, the Company contributed $10.0 million in cash to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, the Company has agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and the Company’s remaining commitment for capital contributions to the AirJoule JV is $82.3 million as of September 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. See Note 5 - Equity Method Investment for further information.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. During the nine months ended September 30, 2025, the Company contributed an additional $12.8 million in capital contributions to the AirJoule JV.

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

The CODM uses net income to monitor budget versus actual results, assess performance and decide how to allocate resources. The key measures of segment profit or loss reviewed by our CODM are general and administrative expenses, research and development expenses and interest earned on the Company’s interest-bearing accounts. General and administrative and research and development expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to meet current and future needs, which include working capital requirements, capital expenditures and other general corporate services. Primary working capital requirements are for project execution and development of the Company’s technology, which includes purchases of materials, services, payroll and development of market and strategic relationships with other businesses and customers. The CODM reviews interest earned to measure cash inflow and determine the most effective strategy of investment with the interest-bearing accounts while maintaining compliance with the Company’s investment policy. Additionally, the CODM reviews the Company’s investment in AirJoule, LLC for material changes, including potential impairment resulting from events or changes in circumstances indicating that a decline in value has occurred that is other than temporary. See further discussion of the Company’s unconsolidated affiliate in Note 5 - Equity Method Investment.

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

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with a weighted average maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of September 30, 2025 and December 31, 2024, there was $19.0 million and $20.4 million, respectively, held in money market funds. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of September 30, 2025 and December 31, 2024 were $6.2 million and $6.9 million, respectively. The Company mitigates this concentration of credit risk by monitoring the creditworthiness of the financial institutions. No losses have been incurred to date on any deposits.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be netted against gross proceeds.

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

Equity Method Investment

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments in the statements of operations. Under the equity method, the Company’s investments are initially measured and recognized using the cost accumulation model following the guidance in ASC 805-50-30, Initial Measurement of Asset Acquisitions. After initial recognition, the condensed consolidated financial statements include the Company’s share of undistributed earnings or losses until the date on which significant influence ceases.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of September 30, 2025 and December 31, 2024. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Among other provisions, the OBBBA made permanent extensions of certain provisions within the Tax Cuts and Jobs Act and allowance of immediate expensing of qualified research and development expenses. However, we will continue to capitalize R&D costs for tax purposes given our existing net operating loss carryforward position, as the immediate deduction would not provide a current tax benefit.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024. See Note 11 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares, Subject Vesting Shares and Equity Line Obligation liability, measured utilizing level 3 inputs as of September 30, 2025 and December 31, 2024.

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

The Company determined the Earnout Shares associated with employees are accounted for as compensation expense under FASB ASC Topic 718, Stock-based Compensation (“ASC 718”). See “Share-Based Compensation” below.

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

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees and non-employees in accordance with ASC 718, Share-based Compensation, by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. Once it is probable that the performance condition will be achieved, the Company recognizes share-based compensation cost over the remaining requisite service period on a graded vesting basis, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of achievement, if any. Stock-based compensation expense for equity awards that contain market vesting conditions is recognized over the requisite service period commencing on the grant date even if the market condition is not satisfied. The Company accounts for forfeitures when the forfeitures occur.

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

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for under ASC 718 using the Monte Carlo simulation model. The Monte Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. Under ASC 718, such Earnout Shares are measured at fair value as of the grant date and expense is recognized over the applicable time-based vesting period (the triggering event is a market condition and does not impact expense recognition). The Monte Carlo model requires the use of highly subjective and complex assumptions, estimates and judgments, including the current stock price, the volatility of the underlying stock, expected term the risk-free interest rate, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of share-based compensation arrangements. An increase of 100-basis points in interest rates would not have a material impact on the Company’s share-based compensation. During the period from the date of the Business Combination through September 30, 2025, the Company did not record share-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized share-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable occurring as of September 30, 2025 was $1.9 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive, except in periods in which the net result is a loss, because inclusion of such potential shares would be anti-dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income per share if their conditions are not deemed satisfied for issuance as of the reported period. Dilutive net income per share was not calculated for the three months ended September 30, 2025 given the reported net loss position. For the three months ended September 30, 2025, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 1,097,751 Earnout Shares, 1,415,534 options and 812,135 RSUs were anti-dilutive. For the nine months ended September 30, 2025, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 1,097,751 Earnout shares, 1,389,806 options and 509,707 RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive. For the three and nine months ended September 30, 2024, warrants, Subject Vesting Shares, Earnout Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive.

For the three months ended September 30, 2024, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,279,959 shares of common stock issuable upon the exercise of stock options and 280,102 shares of common stock issuable upon the triggering event of the True Up Shares in the third quarter of 2024.

For the nine months ended September 30, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 933,152 shares of common stock issuable upon the exercise of stock options and 76,239 shares of common stock issuable upon the vesting of RSUs. For the nine months ended September 30, 2024, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,298,378 shares of common stock issuable upon the exercise of stock options and 93,367 shares of common stock issuable upon the triggering event of the True Up Shares in the third quarter of 2024.

The net income per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(4,012,159)	$—	$32,029,249	$2,987,609
Denominator:
Basic weighted average shares outstanding	60,452,978	—	51,026,682	4,759,642
Basic net income (loss) per share of common stock	$(0.07)	$—	$0.63	$0.63
Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(4,012,159)	$—	$32,110,525	$2,906,333
Denominator:
Diluted weighted average shares outstanding	60,452,978	—	52,586,743	4,759,642
Diluted net income (loss) per share of common stock	$(0.07)	$—	$0.61	$0.61

	Nine Months Ended September 30,
	2025		2024
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic net income per share of common stock
Numerator:
Allocation of net income	$13,379,712	$—	$208,427,150	$21,574,895
Denominator:
Basic weighted average shares outstanding	58,598,923	—	45,981,155	4,759,642
Basic net income per share of common stock	$0.23	$—	$4.53	$4.53
Diluted net income per share of common stock
Numerator:
Allocation of net income	$13,379,712	$—	$209,003,119	$20,998,926
Denominator:
Diluted weighted average shares outstanding	59,608,314	—	47,372,900	4,759,642
Diluted net income per share of common stock	$0.22	$—	$4.41	$4.41

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

On March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (the “True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares were considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company's stock price at close of business on the triggering event date was recognized as a gain in the condensed consolidated statements of operations. See Note 11 – Fair Value Measurements.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $7.5 million inclusive of $5.0 million from the PIPE investment, offset by total transaction costs and other fees totaling of $7.5 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2024:

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

Pursuant to the A&R Joint Venture Agreement, the Company contributed $10.0 million in cash to the AirJoule JV at the JV Closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, the Company has agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and the Company’s remaining commitment for capital contributions to the AirJoule JV is $82.3 million as of September 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (such date, the "GE Match Date"), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

The Company applies the equity method to an investment in common stock of an unconsolidated entity. In addition to $10.0 million in cash the Company contributed to the AirJoule JV at the JV Closing, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value in the condensed consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the guidance in ASC 610-20, Sale or Transfer of Non-financial Assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statements of operations. As such the Company recognized a gain of $333.5 million for the nine months ended September 30, 2024 (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented in the accompanying condensed consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there was a basis difference of $266.0 million between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to in-process R&D and goodwill which have indefinite lives.

During the three months ended September 2025, AirJoule, LLC determined that the carrying value of its goodwill exceeded the respective fair value, and recorded an impairment charge of $154.8 million. As a result, the Company reduced its basis difference attributable to goodwill by $77.4 million, which represents the Company’s share of AirJoule, LLC’s goodwill impairment charge. The Company’s updated basis difference as of September 30, 2025 was $188.6 million.

AirJoule, LLC determines the fair value of the IP license by applying the multi-period excess earnings method. The excess earnings valuation method estimates the value of the IP license equal to the present value of the incremental after-tax cash flows attributable to that IP license over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included projected revenues, probability of commercial success and the discount rate. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

Based on triggering events, AirJoule, LLC performed an interim impairment test as of September 30, 2025 on its in-process R&D. In performing the interim impairment test as of September 30, 2025, AirJoule, LLC determined that the fair value of its in-process R&D exceeded the respective carrying value, concluding no impairment.

The Company’s share of the income (loss) reported by AirJoule, LLC are recorded as an equity gain (loss) from investment in AirJoule, LLC in the accompanying condensed consolidated statements of operations.

The following table contains balance sheet information of AirJoule, LLC as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Total current assets	$599,769	$2,330,386
Goodwill	379,560,000	534,353,000
Total non-current assets	681,589,117	680,496,941
Total assets	$1,061,748,886	$1,217,180,327

Total current liabilities	$3,411,139	$4,531,668
Total non-current liabilities	4,627,909	4,238,293
Total liabilities	8,039,048	8,769,961
Equity	1,053,709,838	1,208,410,366
Total liabilities and equity	$1,061,748,886	$1,217,180,327

AirJoule, LLC tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values.

Given AirJoule, LLC’s status as an early stage company with limited operating history and the uncertainties regarding AirJoule, LLC’s successful development and commercialization of its products, there can be no assurance that the estimates and assumptions made for purposes of its goodwill impairment testing in 2025 will prove to be accurate predictions of the future. If AirJoule, LLC’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then AirJoule, LLC may be required to record goodwill impairment charges in future periods.

Based on triggering events, AirJoule, LLC performed an interim impairment test as of September 30, 2025 on its goodwill and determined that the carrying value exceeded the respective fair value and recorded a goodwill impairment charge of $154.8 million during the three months ended September 30, 2025.

The following table contains statement of operations information of AirJoule, LLC for the three months ended September 30, 2025 and 2024, the nine months ended September 30, 2025 and for the period from March 4, 2024 (AirJoule JV inception) to September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from March 4, 2024 to September 30, 2024
	2025	2024	2025
Revenue	$—	$—	$—	$—
Operating expenses	(4,045,745)	(4,761,835)	(12,995,206)	(6,060,460)
Goodwill Impairment	(154,793,000)	—	(154,793,000)	—
Other income	28,107	88,728	337,678	173,013
Net loss	$(158,810,638)	$(4,673,107)	$(167,450,528)	$(5,887,447)

Note 6 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of September 30, 2025	As of December 31, 2024
Accrued royalty	$—	$250,000
Accrued payroll	1,271,535	1,125,846
Professional services	208,744	205,790
Equity Line Obligation	138,324	—
Accrued other	174,176	138,682
Total other accrued expenses	$1,792,779	$1,720,318

Note 7 — LEASES

As discussed in Note 8 – Related Party Transactions, the Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease were $0 and $6,000 for the three and nine months ended September 30, 2024, respectively, and were included in general and administrative costs in the condensed consolidated statements of operations.

Lease expense for the company’s operating lease was $9,593 and $28,780, respectively for the three and nine months ended September 30, 2025 and $9,593 and $22,384 for the three and nine months ended September 30, 2024. As of September 30, 2025, the Company’s operating lease was $3,175 per month with a remaining term of 42 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs in the accompanying condensed consolidated statements of operations. This lease includes a renewal option at the election of the Company to renew or extend the lease. This optional period has not been considered in the determination of the ROU assets or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

At September 30, 2025, approximate future minimum rental payments required under the lease agreement is as follows:

Operating Lease
Remainder of 2025	$9,525
2026	39,370
2027	40,945
2028	42,583
2029	10,714
Total undiscounted lease payments	143,137
Less: effects of discounting	(11,090)
Operating Lease Liability	$132,047

Classified as:
Operating lease liability, current	$33,657
Operating lease liability, non-current	$98,390

Note 8 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease agreement with the Chief Executive Officer as discussed in Note 7 – Leases. The lease agreement was terminated upon close of the Business Combination on March 14, 2024. As of September 30, 2025 and December 31, 2024, $0 were owed under this agreement.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. For the three and nine months ended September 30, 2024, $0 and $80,000, respectively was included in general and administrative expenses in the condensed consolidated statement of operations. On May 1, 2024, this consultancy agreement was terminated. As of September 30, 2025 and December 31, 2024, $0 was owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the three and nine months ended September 30, 2024, $0 and $20,000, respectively was included in research and development expenses on the condensed consolidated statement of operations. On May 1, 2024, this office services agreement was terminated. As of September 30, 2025 and December 31, 2024, $0 was owed under this agreement.

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

Due from Related Party

In November 2024, Legacy Montana executed a statement of work with AirJoule, LLC. Reimbursement of costs incurred during the three months ended September 30, 2025 was $0.4 million and $0.1 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred during the nine months ended September 30, 2025 was $1.2 million and $0.4 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred as of September 30, 2024 was $0.6 million and $1.4 million of general administrative and research and development expenses, respectively.

Related Party Equity Transactions

As described in Note 9 – Stockholders’ Equity, Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted awards to the employees of AirJoule, LLC during the nine months ended September 30, 2025. The number of awards granted to the employees of AirJoule, LLC are found in Note 10 – Share-Based Compensation.

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

As of September 30, 2025, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

During the nine months ended September 30, 2025, the Company entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act.

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

No options were exercised by Legacy Montana option holders during the three months ended September 30, 2025.

As of September 30, 2025, of the 878,022 Legacy Montana options that are outstanding, 535,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 60,672 options expire on April 4, 2030 and 210,000 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plan, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only), (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Rights, (d) Restricted Stock Units, (e) Restricted Stock, (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Awards”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000). As of September 30, 2025, there were 4,893,977 shares of common stock available for future issuance under the Incentive Plan.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective immediately upon the Closing on March 14, 2024 and as of September 30, 2025, a total of 1,062,457 shares of common stock are reserved for issuance under the 2024 ESPP. Eligible employees may purchase shares of common stock under the 2024 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 12,000 shares during any one purchase period. The 2024 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2025, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2025, the share reserve increased by 559,286. There were 11,756 shares issued under the Company's 2024 ESPP for aggregate proceeds of less than $0.1 million during the three months ended September 30, 2025.

The Company recorded share-based compensation expense in the following expense categories of its accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,144,701	$573,558	$3,515,004	$720,497
Research and development	27,788	14,393	77,081	17,973
Total share-based compensation	$1,172,489	$587,951	$3,592,085	$738,470

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	2,537,602	$5.60	7.85
Granted	69,124	10.23
Exercised	(296,065)	0.34
Forfeited	(56,732)	10.23
Balance at September 30, 2025	2,253,929	$6.30	7.34
Vested and expected to vest	1,375,907	$10.23	8.68
Exercisable at the end of the period	1,347,597	$3.66	6.44

No options were granted during the three months ended September 30, 2025. As of September 30, 2025, the unrecognized compensation cost for options issued and then outstanding was $2.3 million and will be recognized over an estimated weighted-average amortization period of 2.68 years. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $1.7 million and $0.5 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2025 was $4.0 million.

Restricted Stock Units with Service-Only Conditions

The following table summarizes RSUs with service-only conditions activity for the nine months ended September 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	520,300	$8.13
Granted	745,313	6.71
Released	(163,861)	8.38
Forfeited	(65,757)	4.32
Balance at September 30, 2025	1,035,995	$7.31

The Company recognized $2.0 million and $0.4 million of stock-based compensation cost related to RSUs with service-only conditions for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the unrecognized compensation cost for RSUs with service-only conditions was $6.3 million and will be recognized over an estimated weighted-average amortization period of 2.40 years. The fair values of RSUs with service-only conditions are based on the fair value of the Company’s common stock on the date of the grant. The 745,313 RSUs with service-only conditions that were granted during the nine months ended September 30, 2025 consisted of 384,014 awards granted to employees, 142,103 awards granted to non-employee equity method investees and 219,196 awards granted to non-employee directors. The awards granted to employees and to non-employee equity method investees vest as to 33.33% of the total awards granted on each of the first three anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date. The awards granted to non-employee directors vest as to 100% of the total awards granted on the earlier of the first year anniversary of the applicable vesting commencement date and the date of the next annual shareholders' meeting.

Restricted Stock Units with Market-Based Conditions

The following table summarizes RSUs with market-based conditions activity for the nine months ended September 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	496,483	10.09
Released	—	—
Forfeited	—	—
Balance at September 30, 2025	496,483	$10.09

The Company recognized $1.1 million of stock-based compensation cost related to RSUs with market-based conditions for the nine months ended September 30, 2025. As of September 30, 2025, the unrecognized compensation cost for RSUs with market-based conditions was $3.9 million and will be recognized over an estimated weighted-average amortization period of 2.25 years. The fair values of RSUs with market-based conditions are estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. The 496,483 RSUs with market-based conditions that were granted during the nine months ended September 30, 2025 consisted of 475,298 awards granted to employees and 21,185 awards granted to non-employee equity method investees. These awards vest subject to certain market conditions.

The Company records expense ratably over the requisite service period, with expense determined based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. These awards that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned. The grant date fair value of the awards granted is established using the Monte Carlo simulation model. The following summarizes the assumptions used to estimate the fair value of the RSUs with market-based conditions that were granted during the nine months ended September 30, 2025:

RSUs - Market-Based Conditions
Expected term - years	2.9
Expected volatility	89.7%
Risk-free interest rate	4.3%
Expected dividends	—

Restricted Stock Units with Performance-Based Conditions

The following table summarizes RSUs with performance-based conditions activity for the nine months ended September 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	201,279	8.18
Released	—	—
Forfeited	—	—
Balance at September 30, 2025	201,279	$8.18

These awards vest subject to certain performance-based conditions. Stock-based compensation cost related to RSUs with performance-based conditions was reversed during the three months ended September 30, 2025 as the performance-based conditions are considered less than probable as of September 30, 2025.

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

Liabilities subject to fair value measurements that are valued on a recurring basis are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$7,144,000	$7,144,000
Subject Vesting Shares liability	—	—	1,506,000	1,506,000
Total liabilities	$—	$—	$8,650,000	$8,650,000

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

	As of September 30, 2025	As of December 31, 2024
Stock Price	$4.69	$7.97
Volatility	34%	40%
Risk free rate of return	3.70%	4.30%
Discount rate	25%	25%
Expected term (in years)	3.5	4.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Nine Months Ended September 30, 2025
Earnout Shares liability as of December 31, 2024	$24,524,000
Change in fair value	(12,832,000)
Balance as of March 31, 2025	11,692,000
Change in fair value	(6,276,000)
Balance as of June 30, 2025	5,416,000
Change in fair value	1,728,000
Balance as of September 30, 2025	$7,144,000

As of September 30, 2025 and December 31, 2024, the estimated fair value of all the Earnout Shares, $7.1 million and $24.5 million, respectively represents approximately 1,097,751 and 2,115,227 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain earnout milestones.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company's stock price at close of business on the triggering event date was recognized as a gain in the condensed consolidated statements of operations. Prior to the triggering event, the True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings.

The estimated fair value of the True Up Shares liability was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the True Up Shares considered the 15-day average price over the one-year period following the Closing Date.

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Nine Months Ended September 30, 2025
Subject Vesting Shares liability as of December 31, 2024	$7,819,000
Change in fair value	(5,474,000)
Balance as of March 31, 2025	2,345,000
Change in fair value	(934,000)
Balance as of June 30, 2025	1,411,000
Change in fair value	95,000
Balance as of September 30, 2025	$1,506,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis which are not included in the tables above. These assets and liabilities include our Investment in AirJoule, LLC and Equity Line Obligation liability, respectively. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information of our Investment in AirJoule, LLC see Note 5 – Equity Method Investment. The Company assesses the need to calculate the change in fair value of the Equity Line Obligation liability depending on how material the change is and the associated impact to the financials. During the three months ended September 30, 2025, the Company remeasured the fair value of the Equity Line Obligation liability resulting in a change in fair value of $0.2 million.

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

Royalties

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to certain minimum royalty amounts. In September 2025, the Company entered into the Second Amended and Restated License Agreement which eliminated the minimum royalty amounts through 2029, which resulted in a reversal of $0.5 million in accrued royalties expense during the three months ended September 30, 2025.

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

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s Board of Directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents, the annual financial budget of CAMT and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of September 30, 2025, no amount was funded to CAMT.

The purpose of Legacy Montana’s joint venture with CATL US is to commercialize the AirJoule technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize our AirJoule technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT) and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of September 30, 2025.

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

Note 13 — SEGMENT INFORMATION

The following table reconciles segment profit or loss to consolidated net income on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$272,899	$374,051	$799,656	$616,677
Gain on contribution to AirJoule, LLC	—	—	—	333,500,000
Net change in fair value of liabilities	(1,823,000)	38,081,000	23,799,106	42,940,000
Other income	—	6,921	—	2,214,366
Less:
General and administrative	2,962,759	2,438,227	9,500,454	6,462,671
Research and development	(8,476)	(87,147)	781,066	1,809,814
Transaction costs incurred in connection with business combination	—	—	—	54,693,103
Income tax expense (benefit)	(2,395,968)	(1,268,295)	(5,597,508)	83,219,044
Other segment items (1)	1,903,743	2,362,329	6,535,038	3,084,366
Segment net income (loss)	$(4,012,159)	$35,016,858	$13,379,712	$230,002,045

(1)
Other segment items included in segment net income (loss) include sales and marketing, depreciation and amortization expense, change in fair value of the Equity Line Obligation liability and equity loss from investment in AirJoule, LLC

The following table reconciles segment assets to consolidated assets on the condensed consolidated balance sheets:

	September 30,	December 31,
	2025	2024
Investment in AirJoule, LLC	$344,660,102	$338,178,633
Other segment assets (1)	28,069,739	31,673,487
Segment assets	372,729,841	369,852,120
Adjustments and reconciling items	—	—
Consolidated assets	$372,729,841	$369,852,120

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset, and property and equipment, net

Note 14 — SUBSEQUENT EVENTS

Capital Contribution

On April 25, 2025, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of AirJoule, LLC (the “Amended LLC Agreement”), by and among the Company, GE Vernova and AirJoule, LLC. Pursuant to the Amended LLC Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In October 2025, the Company contributed an additional $5.0 million in capital contributions to the AirJoule JV.

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

Company Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. AirJoule is the leading technology platform that unleashes the power of water from air. AirJoule produces pure distilled water from air, and our proprietary AirJoule platform, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, AirJoule is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants, and generate material cost efficiencies for air conditioning systems. We are focused on commercialization and scaling manufacturing of our AirJoule products through our global collaborations, including with GE Vernova and Carrier, and we believe that deploying AirJoule units worldwide will serve our purpose of freeing the world of its water and energy constraints. We plan to manufacture initial AirJoule systems capable of producing more than 250 liters per day in 2025, which we intend to use for customer demonstrations, and we expect to scale capacities for commercial sales in 2026.

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

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement, with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of September 30, 2025, sales under the Equity Line Purchase Agreement generated net proceeds of approximately $0.4 million.

The Amended LLC Agreement

On April 25, 2025, we entered into the Amended LLC Agreement, pursuant to which we expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In October 2025, we contributed an additional $5.0 million in capital contributions to the AirJoule JV.

Components of Our Results of Operations

Revenue

We anticipate that we will earn revenue from the sale of various key components that will be used in the assembly of AirJoule systems. As of September 30, 2025, no revenue has been earned from our operations.

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
•
Sales and marketing: Sales and marketing expenses consist primarily of business development, professional fees, advertising and marketing costs.
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

The three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change ($)	2025	2024	Change ($)
Cost and expenses:
General and administrative	$2,962,759	$2,438,227	$524,532	$9,500,454	$6,462,671	$3,037,783
Research and development	(8,476)	(87,147)	78,671	781,066	1,809,814	(1,028,748)
Sales and marketing	50,473	23,639	26,834	72,476	136,205	(63,729)
Transaction costs incurred in connection with business combination	—	—	—	—	54,693,103	(54,693,103)
Depreciation and amortization	2,871	2,136	735	6,748	4,437	2,311
Loss from operations	(3,007,627)	(2,376,855)	(630,772)	(10,360,744)	(63,106,230)	52,745,486
Other income (expense):
Interest income	272,899	374,051	(101,152)	799,656	616,677	182,979
Gain on contribution to AirJoule, LLC	—	—	—	—	333,500,000	(333,500,000)
Equity loss from investment in AirJoule, LLC	(1,948,586)	(2,336,554)	387,968	(6,268,531)	(2,943,724)	(3,324,807)
Change in fair value of Earnout Shares liability	(1,728,000)	31,759,000	(33,487,000)	17,380,000	37,151,000	(19,771,000)
Change in fair value of True Up Shares liability	—	(1,866,000)	1,866,000	106,106	(1,733,000)	1,839,106
Change in fair value of Subject Vesting Shares liability	(95,000)	8,188,000	(8,283,000)	6,313,000	7,522,000	(1,209,000)
Gain on settlement of legal fees	—	—	—	—	2,207,445	(2,207,445)
Other income (expense), net	98,187	6,921	91,266	(187,283)	6,921	(194,204)
Total other income (loss), net	(3,400,500)	36,125,418	(39,525,918)	18,142,948	376,327,319	(358,184,371)
Income (loss) before income taxes	(6,408,127)	33,748,563	(40,156,690)	7,782,204	313,221,089	(305,438,885)
Income tax benefit (expense)	2,395,968	1,268,295	1,127,673	5,597,508	(83,219,044)	88,816,552
Net income (loss)	$(4,012,159)	$35,016,858	$(39,029,017)	$13,379,712	$230,002,045	$(216,622,333)

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $3.0 million as compared to $2.4 million for the three months ended September 30, 2024. The $0.5 million increase was primarily related to a $0.7 million increase in share-based compensation expense and a $0.1 million increase in salaries and benefits as a result of an increased headcount offset by a $0.3 million decrease in audit and legal fees. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

General and administrative expenses for the nine months ended September 30, 2025 were $9.5 million as compared to $6.5 million for the nine months ended September 30, 2024. The $3.0 million increase was primarily related to a $3.1 million increase in share-based compensation expense and a $1.4 million increase in salaries and benefits as a result of an increased headcount offset by an increase in reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.6 million, a $0.5 million decrease in professional services and a $0.4 million decrease in audit and legal fees. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange-listed public company.

Research and Development

Research and development expenses for the three months ended September 30, 2025 were $(8,476) as compared to $(87,147) for the three months ended September 30, 2024. Reimbursement of costs related to the statement of work with AirJoule, LLC, which was executed in November 2024, was $2.0 million as of September 30, 2024. These costs were incurred from March 4, 2024 to September 30, 2024 and resulted in negative research and development expense during the period. During the three months ended September 30, 2025, the Company entered into the Second Amended and Restated License Agreement which eliminated the minimum royalty payment obligations through 2029, resulting in a reversal of $0.5 million and negative research and development expense during the period.

Research and development expenses for the nine months ended September 30, 2025 were $0.8 million as compared to $1.8 million for the nine months ended September 30, 2024. The $1.0 million decrease in research and development was primarily related to a $1.0 million decrease in R&D materials purchases, a $0.7 million decrease in patent and royalty expenses, a $0.6 million decrease in professional and consulting services offset by the decrease in the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $1.0 million and a $0.3 million increase in share-based compensation and salaries and benefits.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025 were $50,473 as compared to $23,639 for the three months ended September 30, 2024.

Sales and marketing expenses for the nine months ended September 30, 2025 were $72,476 as compared to $136,205 for the nine months ended September 30, 2024.

Transaction Costs Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by Legacy Montana of approximately $1.0 million, which were paid in 2024.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $2,871 and $2,136, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $6,748 and $4,437, respectively.

Interest Income

Interest income was $272,899 and $374,051 for the three months ended September 30, 2025 and 2024, respectively. This was primarily a result of the decrease in our cash balance and interest rates.

Interest income was $799,656 and $616,677 for the nine months ended September 30, 2025 and 2024, respectively. This was primarily a result of the increase in our cash balance.

Gain on Contribution to AirJoule, LLC

An equity method investment received in exchange for noncash consideration is measured at fair value. As a result, during the nine months ended September 30, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC for the difference between our zero carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

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

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, Legacy Montana and GE Vernova entered into a joint venture, the AirJoule JV which closed on March 4, 2024. For the three months ended September 30, 2025 and 2024, we recognized a loss of $1.9 million and $2.3 million, respectively from our 50% equity investment in the AirJoule JV. For the nine months ended September 30, 2025 and 2024, we recognized a loss of $6.3 million and $2.9 million, respectively from our 50% equity investment in the AirJoule JV. During the three months ended September 2025, AirJoule, LLC determined that the carrying value of its goodwill exceeded the respective fair value, and recorded an impairment charge of $154.8 million. There was no financial impact to our Equity Loss from Investment in AirJoule, LLC for the three and nine months ended September 30, 2025 as we reduced our basis difference attributable to goodwill by $77.4 million, which represented our share of AirJoule, LLC’s goodwill impairment charge.

Change in Fair value of Earnout Shares liability

Upon consummation of the Business Combination, we expensed approximately $53.7 million in Earnout Shares liability. The change in fair value of $(1.7) million for the three months ended September 30, 2025 was primarily due to an increase in the estimated fair value of the liability and recognized as a loss in the condensed consolidated statements of operations. The fair value of the liability increased primarily due to changes in the valuation inputs and changes in the timing of expected future cash flows. The change in fair value of $31.8 million for the three months ended September 30, 2024 and $17.4 million and $37.2 million for the nine months ended September 30, 2025 and 2024, respectively, was primarily due to a decrease in the estimated fair value of the liability and recognized as gains in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of expected future cash flows.

Change in Fair value of True Up Shares liability

Upon consummation of the Business Combination, we assumed approximately $0.6 million in earnout true up shares liability. The change in fair value of the liability during the nine months ended September 30, 2025 was primarily due to the triggering event and issuance of Class A common stock.

Change in Fair value of Subject Vesting Shares liability

Upon consummation of the Business Combination, we assumed approximately $11.8 million for the subject vesting shares liability. The change in fair value of income of $(0.1) million for the three months ended September 30, 2025 was primarily due to an increase in the estimated fair value of the liability and recognized as a loss in the condensed consolidated statements of operations. The fair value of the liability increased primarily due to changes in the valuation inputs and changes in the timing of expected future cash flows. The change in fair value of $8.2 million during the three months ended September 30, 2024 and $6.3 million and $7.5 million during the nine months ended September 30, 2025 and 2024, respectively was primarily due to a decrease in the estimated fair value of the liability recognized as gains in the condensed consolidated statements of operations. The fair value of the liability decreased primarily due changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of expected future cash flows.

Income Tax Benefit (Expense)

For the three months ended September 30, 2025 and 2024, income tax benefit was $2.4 million and $1.3 million, respectively. For the nine months ended September 30, 2025 and 2024, income tax benefit (expense) was $5.6 million and $(83.2) million, respectively. During the three and nine months ended September 30, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities of approximately $87.8 million. This expense was partially offset by the recognition of deferred tax assets in connection with the Company now being a corporation through the Business Combination.

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

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of September 30, 2025, sales under the Equity Line Purchase Agreement generated net proceeds of approximately $0.4 million.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. During the nine months ended September 30, 2025, we contributed an additional $12.8 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. As of September 30, 2025, we had $25.9 million of working capital including $26.0 million in cash, cash equivalents and restricted cash.

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

Our future capital requirements will depend on many factors, including the timing and extent of spending to support the launch of our product and research and development efforts, the degree to which we are successful in launching new business initiatives and the cost associated with these initiatives and the growth of our business generally. Pursuant to the A&R Joint Venture Agreement, we contributed $10 million in cash to the AirJoule JV at the JV closing and in June 2024, GE Vernova contributed $100 to the AirJoule JV. Pursuant to the A&R Joint Venture Agreement, we agreed to make additional capital contributions to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova, and our remaining commitment for capital contributions to the AirJoule JV is $82.3 million as of September 30, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV.

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

Cash flows for the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,035,731)	$(21,561,224)
Net cash used in investing activities	(12,768,008)	(10,016,031)
Net cash provided by financing activities	14,789,716	61,889,003
Net increase (decrease) in cash and cash equivalents	$(2,014,023)	$30,311,748

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $4.0 million and primarily reflected our net income of $13.4 million, a $6.3 million equity loss from our investment in AirJoule, LLC, a $3.5 million of share-based compensation and a $2.2 million increase in our operating assets and liabilities offset by net noncash operating activities of $29.4 million of changes in fair value of our Earnout Shares, True Up Shares, Subject Vesting Shares and Equity Line Obligation liabilities as well as our deferred tax benefit and changes in accrued royalties. We expect to continue to use cash in our operating activities with the expected growth of our business.

During the nine months ended September 30, 2024, net cash used in operating activities was $21.6 million and primarily reflected our net income of $230.0 million, a $83.2 million deferred tax expense, a $2.9 million equity loss from our investment in AirJoule, LLC and $0.7 million of share-based compensation offset by net noncash operating activities of $282.0 million related to the contribution to AirJoule, LLC, the settlement of legal fees and other costs in connection with the business combination, $42.9 million of changes in fair value of our Earnout Shares, True Up Shares and Subject Vesting Shares liabilities and a $13.6 million decrease in our operating assets and liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $12.8 million primarily as a result of our contributions made to the AirJoule JV during the period.

During the nine months ended September 30, 2024, net cash used in investing activities was $10.0 million primarily as a result of our contributions made to the AirJoule JV.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $14.8 million primarily as a result of the $14.2 million net proceeds from the April 2025 PIPE Offering, $0.4 million net proceeds from the Equity Line Purchase Agreement and $0.1 million of proceeds from the exercise of options.

During the nine months ended September 30, 2024, net cash provided by financing activities was $61.9 million and was primarily related to the $61.8 million net proceeds from the issuance of common stock related to private placements prior to the Business Combination, and $0.1 million of proceeds from the exercise of stock options and warrants.

Contractual Obligations and Commitments

Royalties

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to certain minimum royalty amounts. In September 2025, the Company entered into the Second Amended and Restated License Agreement which eliminated the minimum royalty amounts through 2029, which resulted in a reversal of $0.5 million in accrued royalties expense during the three months ended September 30, 2025.

Joint Venture Agreements

On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. We and CATL both own 50% of CAMT’s issued and outstanding shares. Under the joint venture agreement, as revised, CAMT has the exclusive right to commercialize our AirJoule technology in Europe and Asia.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT, and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of September 30, 2025, we have not funded this joint venture or contributed any assets to the joint venture.

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

Critical Accounting Estimates

There have been no material changes to the critical accounting policies as disclosed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our previously filed Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 - Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 25, 2025, we entered into Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than 4,250,000 shares of our Class A common stock, after the date of this prospectus and during the term of the Purchase Agreement. These securities will be issued and sold in reliance on Section 4(a)(2) of the Securities Act.

We expect to use the proceeds for the funding of future capital expenditures.

Item 3. Defaults Upon Senior Securities

None.

Item4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q, filed with the SEC on August 14, 2025).
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

AIRJOULE TECHNOLOGIES CORPORATION

Date: November 14, 2025	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer