Form 10-K
period 2025-12-31
AirJoule Technologies Corp.
filed 2026-03-31
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $133,205,623 based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2026, there were 68,447,740 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

CERTAIN DEFINED TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•
“A&R Joint Venture Agreement” are to the Second Amended and Restated Joint Venture Agreement for the AirJoule JV, entered into on April 25, 2025 between us and GE Vernova;
•
“anchor investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;
•
“Business Combination” are to the Merger and the other transactions contemplated by the Merger Agreement;
•
“CAMT” are to CAMT Climate Solutions, a limited liability company organized under the laws of Hong Kong pursuant to a joint venture entered into on October 27, 2021 between us and CATL; we and CATL both own 50% of CAMT’s issued and outstanding shares;
•
“CATL” are to Contemporary Amperex Technology Co., Limited;
•
“CATL Joint Venture Agreement” are to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023 between us and CATL US;
•
“CATL US” are to CATL US Inc., an affiliate of CATL;
•
“Carrier” are to Carrier Global Corporation, a global provider of HVAC equipment and technology;
•
“Class A common stock” are to our Class A common stock, par value $0.0001 per share;
•
“Class B common stock” are to our Class B common stock, par value $0.0001 per share;
•
“coated contactors” are to heat exchangers coated with our proprietary sorbent material, such as a metal organic framework;
•
“common stock” are to our Class A common stock and our Class B common stock;
•
“common unit” are to our units issued in our initial public offering;
•
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
•
“GE Vernova” are to GE Vernova Ventures LLC (formerly GE Ventures LLC);
•
“IPO” are to the initial public offering of the company completed on December 14, 2021;
•
“Joint Development Agreement” are to the joint development agreement, dated as of September 27, 2022, with BASF for the production of engineered super-porous MOF materials to our specifications that are applied as a coating to AirJoule contactors to perform the energy and water-harvesting function;
•
“Management” or our “management team” are to our executive officers and directors, and “directors” are to our current directors;
•
“Merger” are to the merger of Merger Sub with and into our Predecessor pursuant to the Business Combination Agreement, in which our Predecessor survived and became a direct, wholly owned subsidiary of XPDB;
•
“Merger Agreement” are to the Agreement and Plan of Merger between XPDB, XPDB Merger Sub, LLC, a direct wholly-owned subsidiary of XPDB, and our Predecessor, dated June 5, 2023 and amended February 5, 2024;
•
“Merger Sub” are to XPDB Merger Sub, LLC, a direct, wholly-owned subsidiary of XPDB;

•
“MOF” are to metal organic framework, a highly porous material engineered to adsorb certain molecules from the air;
•
“Nasdaq” are to the Nasdaq Stock Market LLC;
•
“PNNL” means the Pacific Northwest National Laboratory, one of the United States Department of Energy national laboratories located in Richland, Washington;
•
“Predecessor” are to, prior to the consummation of the Business Combination, Montana Technologies, LLC. In November 2024, Montana Technologies LLC changed its name to AirJoule Technologies LLC;
•
“private placement warrants” are to the warrants of the company to purchase one share of common stock, which warrants were initially purchased by the sponsor and the anchor investors in a private placement that closed simultaneously with the IPO and upon conversion of working capital loans, if any;
•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
•
“public warrants” are to the publicly traded warrants of the company to purchase one share of common stock issued as part of each common unit in our initial public offering and which began trading separately on January 31, 2022;
•
“sponsor” are to XPDI Sponsor II LLC, a Delaware limited liability company formed by individuals affiliated with TEP and XMS. References to the experience of our sponsor include the experience of TEP, XMS and their respective affiliated investment professionals;
•
“TenX Investment” are to TenX Investment in Energy Enterprises & Management Co, a UAE-based technology and infrastructure investment firm;
•
“TEP” are to Transition Equity Partners, LLC, a private equity fund focused on renewable and transition energy infrastructure in North America;
•
“trust account” are to the trust account set up following our initial public offering with Continental Stock Transfer & Trust Company acting as trustee;
•
“warrants” are to the private placement warrants, public warrants and any warrants we issue to our sponsor upon conversion of loans;
•
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
•
“Wh/L” are to watt-hours per liter, the unit of measurement for energy required to remove a liter of water from the air by AirJoule and other methods of dehumidification.
•
“XMS” are to XMS XPDI Sponsor Holdings II LLC, an entity owned by professionals of XMS Capital Partners, LLC, a global independent financial services firm, primarily providing strategic and financial advisory services;
•
“XMS Capital” are to XMS Capital Partners, LLC, an entity experienced in providing strategic and financial advisory services, including advising clients on mergers and acquisitions, capital structure, financings, takeover and activist preparation, and restructurings; and
•
“XPDB” are to Power & Digital Infrastructure Acquisition II Corp., a special purpose acquisition company. In connection with closing the Business Combination, XPDB changed its name to Montana Technologies Corporation. On November 13, 2024, Montana Technologies Corporation changed its name to AirJoule Technologies Corporation.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “will,” “expect,” “might,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “would” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Report titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the ability to implement business plans and forecasts, including the ability to develop, deploy and commercialize the Company’s technology and equipment;
•
risks related to the Company’s arrangements with the Company’s strategic partnerships and other third parties;
•
the availability and cost of materials needed to develop, deploy and commercialize the Company’s technology and equipment;
•
the enforceability of the Company’s intellectual property, including its patents, and the potential infringement on the intellectual property rights of others;
•
the Company’s ability to defend itself against claims that it infringes, has misappropriated or otherwise violates the intellectual property rights of others;
•
the ability to maintain the listing of the Company’s securities on the Nasdaq;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
the price of the Company’s securities, including volatility resulting from changes in the competitive and highly regulated industries in which the Company plans to operate, variations in performance across competitors, and changes in laws and regulations, or changes in the implementation of regulations by regulatory bodies, affecting the Company’s business; and
•
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

•
We are a pre-revenue and early-stage company that has a limited operating history, which could make it difficult to make any predictions about our future success or viability.
•
We may be unable to successfully develop and commercialize our AirJoule technology.
•
Demand for our products may not grow or may grow at a slower rate than we anticipate.
•
We are subject to risks associated with changing technology, product innovation, manufacturing techniques, operational flexibility and business continuity, which may put us at a competitive disadvantage.
•
We may face significant competition from established companies that have longer operating histories, customer incumbency advantages, access to and influence with governmental authorities and more capital resources than we do.
•
The estimates and assumptions we use to determine the size of the total addressable market are based on a number of internal and third-party estimates, which may be incorrect, and such inaccuracy could materially and adversely affect our business.
•
We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs related to potential litigation or expensive licenses.
•
We may be subject to cyber-attacks or a failure in our information technology and data security infrastructure that could adversely affect our business and operations.
•
Increased scrutiny of environmental, social and governance (“ESG”) matters, including our completion of certain ESG initiatives, could have an adverse effect on our business, financial condition and results of operations, result in reputational harm and negatively impact the assessments made by ESG-focused investors when evaluating us.
•
Our business may be affected by force majeure events outside of our control, including labor unrest, civil disorder, war, subversive activities or sabotage, climate change, including the increased frequency or severity of natural and catastrophic events and changes in climate change policies and any future widespread public health crisis may negatively impact our business and operations.
•
Our business is subject to liabilities and operating restrictions arising from environmental, health and safety laws, regulations and permits across multiple jurisdictions.
•
We may incur higher costs, including costs to comply with new or more stringent environmental, health and safety laws and regulations, which may decrease our profitability.
•
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation associated with our intellectual property rights may be costly.

v

PART I

Item 1. Business.

Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR) and TenX Investment in Energy Enterprises & Management Co. We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems (previously referred to as our A250 systems) for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime (previously referred to as our A1000 system) system in preparation for commercial sales beginning in late 2026.

Company Background

Our Predecessor, established in 2018, worked closely with researchers at the Pacific Northwest National Laboratory (“PNNL”) to develop enhancements to its self-regenerating pressure swing dehumidifier technology. In 2020, the Predecessor executed a strategic project partnership agreement with PNNL, and in 2021, obtained an exclusive worldwide license from PNNL with respect to the technology. Our Predecessor then spent several years developing the pressure swing technology, securing additional intellectual property protection, producing multiple prototypes and assembling partnerships with leading global companies including GE Vernova and Carrier. See “Our Competitive Strengths — Our Partners.” In June 2023, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with the Predecessor, which was consummated through a Business Combination on March 14, 2024. In connection with closing the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition II Corp. to Montana Technologies Corporation. In November 2024, to better align our name with our business operations and proprietary technology, we changed our name from Montana Technologies Corporation to AirJoule Technologies Corporation, and our wholly-owned subsidiary changed its name from Montana Technologies LLC to AirJoule Technologies LLC (“AirJoule” or “the Company”).

The AirJoule Technology

Advanced Sorbents

AirJoule’s transformational technology uses an advanced sorbent, in conjunction with a proprietary pressure swing system, to cost-effectively harvest pure distilled water from air. At present, the sorbent used in AirJoule systems is a proprietary metal-organic framework (“MOF”). MOFs are a class of porous, crystalline materials composed of metal ions or clusters coordinated to organic ligands, forming highly ordered, three-dimensional structures. Known for their exceptionally high surface areas, which often surpass that of traditional porous materials, MOFs can be engineered at the molecular level to adsorb certain molecules from the air. Adsorption occurs when a molecule of one substance binds to the surface of another molecule (in contrast to absorption, where one material is taken into the bulk of another material). Desorption is the opposite process, whereby a molecule is released from the surface of another molecule.

MOFs have been widely studied for their potential applications in various fields, including gas storage and separation, catalysis, sensing and drug delivery. In October 2025, the Nobel Prize in Chemistry was awarded to Susumu Kitagawa, Richard Robson and Omar Yaghi for developing metal-organic frameworks, underscoring the transformative potential of MOFs and validating the foundational science underpinning AirJoule. GE Vernova’s collaboration with Professor Omar Yaghi as part of the U.S. Department of Defense’s AIR2WATER program was instrumental in spawning our joint venture with GE Vernova.

Pressure Swing System

Our proprietary pressure swing system integrates adsorption and desorption functions, so the heat of adsorption can be used to assist desorption under vacuum, eliminating or reducing the need for additional energy. In one chamber, ambient air is passed over heat exchangers coated with a paper-thin film of MOF (the “coated contactors”), pulling water vapor into the material's pores. The heat that is generated from adsorbing water vapor is then transferred to the other chamber to help release water previously captured in the MOF pores. A vacuum pressure is applied to help release the water vapor. Once the MOF has released the water vapor, the chambers reverse their functions and the cycle repeats, reducing the need to add heat or cooling to the process. By balancing the heat transfer between chambers, the system works to minimize energy consumption and allows the AirJoule system to continuously operate at ambient temperature with less energy required than existing water harvesting or dehumidification systems (assuming air temperature of 80°F and 60% relative humidity).

Additionally, the system can utilize low-grade waste heat, which is available at nearly all industrial operations globally, including data centers, to reduce the amount of external energy required and significantly improve efficiency. The US Department of Energy estimates that as much as 50% of industrial energy input is lost as waste heat, and McKinsey & Co estimates the global recoverable waste heat potential is at least 3,100 thermal terrawatt-hours. A significant portion of this waste heat is low-grade, which has few economic uses but can be integrated into an AirJoule system to generate distilled water and dehumidified air. We anticipate that our AirJoule Prime containerized system will be able to deliver over 2,000 liters of water per day at or below 130 Wh/L when utilizing low-grade waste heat.

WASTE HEAT
Sorbent-coated Contactor
2
2
HEAT IN
1
AMBIENT AIR
DRY AIR
3
Pure Water
DRY AIR OUT

The technology operates as follows:

1.
Air is drawn through sorbent-coated contactors, and water vapor is selective captured.
2.
Chamber doors close, vacuum is applied, and heat is added, distilling the water from the sorbent-chamber.
3.
Water vapor condenses to liquid water inside a vacuum condenser. All parts in contact with liquid water are NSF-compliant, providing high quality distilled water.

Water Quality

AirJoule’s process natively incorporates three purification steps: selective capture through advanced sorbent materials, vacuum distillation and UV filtration. This process produces pure distilled water with zero dissolved solids that meets all FDA bottled water standards. Importantly, AirJoule produces PFAS-free water, which is a significant differentiator given growing regulatory and public concerns around per- and polyfluoroalkyl substances (“PFAS”) contamination in municipal and groundwater supplies. Independent testing by GE Vernova’s Advanced Research Center has confirmed that AirJoule's process delivers pure, PFAS-free, distilled water. In 2025, we began discussions with the Texas Commission on Environmental Quality around pursuing potable water certification, which is a key regulatory milestone for municipal and industrial water applications. We also intend to achieve NSF certification of our AirJoule systems.

Industry Background

Water Harvesting

According to the United Nations, nearly three-quarters of the world’s population lives in countries classified as water-insecure or critically water-insecure, with as many as four billion people already experiencing severe water scarcity for at least one month per year. As a result of the rising degradation and disappearance of natural ecosystems that provide clean water and alleviate floods and other risks, the World Resources Institute estimates that demand for water will increase by up to 30% by 2050.

Vulnerability to Water-Related Challenges

No data
Low
High
0.0
0.1
0.2
0.3
0.4
0.5
0.6
0.7
0.8
0.9
1.0

Figure 1. Baseline vulnerability of different nations to water-related challenges. This index reflects the susceptibility of a region to water-related challenges, considering its environmental, social, and economic conditions. Map produced based on data from Water Resources Vulnerability Monitor.

Source - United Nations Report on Global Water Bankruptcy (January 2026)

The Earth’s atmosphere continuously cycles and redistributes water vapor through the natural process of evaporation from oceans, lakes and rivers, facilitating the ongoing replenishment and global distribution of water resources. While the water vapor in the atmosphere represents an enormous untapped resource of freshwater, the challenge has been to access it cost-effectively. The methods used to try to harvest potable water from air generally utilize conventional refrigerant-based systems or desiccant-based systems and have failed to achieve a competitive cost of the harvested water due to their energy requirements.

We believe that AirJoule’s transformational technology and high energy efficiency for separating water from air provides the superior energetics necessary to tap into the largest aquifer on the planet.

Industrial Dehumidification

Whenever our technology separates and collects water from air, the air is dehumidified. Dehumidification plays a critical role in maintaining optimal environmental conditions across a variety of industries, including manufacturing, food processing, pharmaceuticals, data centers and storage facilities. Dehumidification systems are designed to regulate humidity levels, preventing issues such as corrosion, mold growth and equipment damage that can arise from excessive moisture. Demand for industrial dehumidifiers is driven by the need to ensure product quality and comply with stringent environmental and safety standards. The sector is characterized by an urgent need for innovation to increase energy efficiency.

While separating water from air, AirJoule’s technology produces dehumidified air at high efficiencies yielding significant operating expense savings for customers that require dehumidified air in their operations.

HVAC

According to The Brainy Insights, the global HVAC system market was valued at approximately $214 billion in 2022 and is expected to reach a value of approximately $358 billion by 2032 at a compound annual growth rate of 5.27% from 2023 to 2032. The Rocky Mountain Institute estimates that cooling demand in developing economies will increase 5x by 2050, with global stock of air conditioners in buildings growing by approximately 4 billion units by 2050, which amounts to nearly 4 new air conditioners sold every second for the next 25 years. Further, according to the U.S. Energy Information Administration, the single largest demand for power in the United States is HVAC for buildings, accounting for approximately 32.1% of total residential energy use. In 2020, cooling the interior of residential and commercial buildings accounted for about 10% of the United States’ total energy usage. The

AirJoule system has the potential to make HVAC systems more efficient by reducing energy use and lowering costs for air conditioning by up to 50%, depending on the environmental conditions and method of integration into the HVAC system.

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

When integrated with an air conditioning system, AirJoule technology produces dehumidified air, lowering the overall energy requirements for the system and reducing operating expenses for customers. Additionally, AirJoule integration into an air conditioning system is expected to reduce the need for environmentally-harmful refrigerants.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering the AirJoule technology in global markets where demand for water, dehumidified air and cooling are highest. With our technology platform, we believe that we are uniquely positioned to provide solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

In the data center arena, we aim to address escalating energy and water efficiency challenges associated with increased computing density by using low-grade waste heat to produce pure distilled water and enabling data center operators to reduce their cooling costs and improve water sustainability. Similarly, in advanced manufacturing environments, where product quality and process precision depend on consistent humidity and ultra-pure water, our technology can help customers with cost-effective dehumidification. The military sector presents a distinct opportunity, as AirJoule is able to operate in a variety of climate conditions to support troops in remote and water-scarce environments, ensuring mission readiness and resilience. In the HVAC space, where building owners and facility managers are under pressure to cut energy consumption and improve indoor air quality, AirJoule’s superior moisture removal capability can reduce power consumption and the use of refrigerants in air conditioning systems.

To accelerate market penetration and scale our manufacturing capabilities, we plan to leverage our strategic partnerships. These partnerships offer access to industry-specific R&D expertise, mature supply chains, established sales channels and extensive service networks, allowing us to quickly move from pilot deployments to full-scale commercialization. We intend to co-develop sector-specific solutions, capitalizing on our partners’ market insights and reputational strength to better serve diverse customer needs. By combining our innovative AirJoule technology with their global reach and operational expertise, we expect to unlock value across multiple industries, establish our position as a leader in water-focused solutions and deliver long-term growth and value to our shareholders.

Our Competitive Strengths

Our Products

Our AirJoule system enables humanity to cost-effectively access the vast freshwater resource available in the earth’s atmosphere. Its proprietary pressure swing system and use of advanced sorbents yields a high level of energy efficiency when compared to existing water harvesting and dehumidification systems that rely on refrigerants or desiccants. Because our technology produces pure distilled water and dehumidified air, AirJoule’s applications are numerous; our products can be deployed on a standalone basis to harvest water from air or provide customers with dehumidified air. We expect it can be integrated into a data center or other industrial operation to utilize low-grade waste heat, simultaneously acting as a chiller to reduce cooling load and producing pure water at a very low cost. We also expect it can be integrated into HVAC systems to manage humidity more efficiently and reduce both operating and capital expenses for customers. AirJoule’s transformational technology can be deployed to the nexus of energy and water to solve some of the world’s greatest challenges.

In the fourth quarter of 2024, we achieved breakthrough levels of efficiency by integrating low-grade waste heat into our fifth generation prototype, demonstrating the ability to produce pure distilled water from air with an energy requirement of less than 160 Wh/L (at test conditions of 80°F and 60% relative humidity). Compared to existing technologies, AirJoule is up to 4x more efficient at separating water from air than refrigerant-based systems (400-700 Wh/L) and up to 8x more efficient than desiccant-based systems (more than 1,300 Wh/L).

During 2025, we formalized two distinct products built on the AirJoule platform. The AirJoule Core, designed for both industrial dehumidification and distributed water generation applications, produces up to 250 liters of pure distilled water per day. The Core delivers up to 80% energy savings and up to 60% lower total cost of ownership compared to incumbent desiccant-based dehumidification systems. The AirJoule Prime is designed for on-site production of industrial-scale quantities of distilled water using low-grade waste heat, with expected production of 2,000 liters of pure water per day depending on environmental conditions. Both systems can be mounted on mobile trailers for seamless delivery and continuous operation at customer sites, and they can be configured modularly to increase total water production capacity.

Our Business Model

We believe we have a capital efficient and highly scalable business model. For water harvesting and dehumidification applications, we intend to manufacture and sell full AirJoule systems to customers and generate additional recurring revenue through maintenance and service agreements. We are also developing a Water Purchase Agreement (“WPA”) business model, where customers purchase water on a volumetric basis rather than purchasing AirJoule systems outright. This approach, similar to Power Purchase Agreement structures that have been successful in the power sector, is designed to accelerate customer adoption by reducing a customer’s upfront capital requirements.

For HVAC applications, we have a binding commercialization agreement with Carrier to integrate our AirJoule technology into air conditioning systems. Under this arrangement, we expect to supply sorbent-coated contactors manufactured through our joint venture with GE Vernova, while Carrier would procure other key system components from its existing suppliers. Our manufacturing facility in Newark, Delaware includes a coating line capable of producing these contactors. We expect this facility to support a portion of our coated contactor volume requirements into 2028. As our manufacturing output increases, we may choose to build a high volume manufacturing line for coated contactors or partner with industry leading suppliers.

Our Partners

We have numerous strategic partners that have supported our development of the AirJoule systems, including the field deployments and demonstrations that we completed during 2025, and we believe these and new partners will support our development and deployment of AirJoule systems worldwide as a key solution to address global warming and water scarcity. Our historical and current partners include GE Vernova (a global provider of advanced technologies and service for renewable energy, power generation, grid solutions and decarbonization), CATL (an international lithium-ion electric vehicle battery manufacturer), Carrier (a global provider of HVAC technology and equipment), PNNL (a leading Department of Energy national laboratory) and BASF (an international chemical producer), and we describe the nature of these partnership further below.

GE Vernova. On January 25, 2024, we entered into the Framework Agreement with GE Vernova, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which we and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form the AirJoule, LLC (the “AirJoule JV”) in which each of us and GE Vernova hold a 50% interest. The AirJoule JV was formed to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize our AirJoule water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia.

Upon the JV closing, each party to the Framework Agreement entered into (i) a joint venture agreement, which provided the AirJoule JV with the exclusive right to manufacture and supply products incorporating the combined technologies to leading original equipment manufacturers and customers in the Americas, Africa and Australia, (ii) master services agreements, pursuant to which we and GE Vernova each agreed to provide certain services to the AirJoule JV for a period of at least two years following the JV closing and (iii) an intellectual property agreement, pursuant to which, we and GE Vernova Parent each agreed to license certain intellectual property to the AirJoule JV. In addition, pursuant to the joint venture agreement, we contributed $10.0 million to the AirJoule JV at the JV closing. On April 25, 2025, we and GE Vernova entered into the A&R Joint Venture Agreement, which reflected $10 million in additional capital contributions to the AirJoule JV, including $5 million that came from GE Vernova’s participation in our April 2025 PIPE Subscription Agreement. Also in April 2025, we and GE Vernova commenced a strategic project to explore the integration of AirJoule technology into GE Vernova products, with a focus on utilizing waste heat to produce water for industrial activities such as data centers, power generation and advanced manufacturing. In November 2025, we and GE Vernova extended the master services agreements to cover services by each entity to the AirJoule JV through December 31, 2026.

Pursuant to the A&R Joint Venture Agreement, we agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV following the JV closing based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In 2025, we made capital contributions totaling $17.8 million to the AirJoule JV to support productization and commercialization activities. Of this amount, $5 million came from GE Vernova’s participation in the April 2025 PIPE Subscription Agreement and is therefore excluded from the calculation of our remaining commitment pursuant to the terms of the A&R Joint

Venture Agreement. Therefore, the Company’s remaining commitment for capital contributions to the AirJoule JV is $77.3 million as of December 31, 2025.

In general, for the first six years of the joint venture, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (the “GE Match Date”), we shall be solely responsible for funding the AirJoule JV, and we shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

CATL. On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. While we and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither we nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget have ever been set by CAMT’s board of directors. The original purpose of Legacy Montana’s joint venture with CATL US was to commercialize certain technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize the technology in those territories. For more information on the terms of the joint venture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments-Joint Venture Agreements.”

Carrier. On January 7, 2024, we and CAMT entered into binding term sheets for a commercialization and collaboration agreement (together, the “Binding Term Sheets”) with Carrier, pursuant to which, among other things, the parties agreed to negotiate in good faith to finalize and enter into, as promptly as reasonably practicable, definitive agreements relating to the development of a system that incorporates AirJoule technology into HVAC equipment (the “Applicable Products”) and the viability of the commercialization of the Applicable Products. Subject to certain milestones to be set forth in the definitive agreements relating to the proposed collaboration, the Binding Term Sheets provide that Carrier will have (i) the exclusive right to commercialize the Applicable Products in North and South America (subject, in each case, to exclusively sourcing primary components of the AirJoule technology from us, our designated affiliates and joint venture entities of which we are a member) for a period of three years from the earlier of (a) the date of the definitive agreement relating thereto and (b) the first commercialization of the Applicable Products by Carrier and (ii) a non-exclusive right to commercialize the Applicable Products in Europe, India and the Middle East (subject, in each case, to exclusively sourcing primary components of the AirJoule technology from CAMT or its affiliates) for a period of three years from the first commercialization of the Applicable Products by Carrier. Despite entry into the Binding Term Sheets, we and CAMT ultimately may not enter into definitive agreements with Carrier on terms consistent with the Binding Term Sheets or at all. We also entered into a letter agreement with Carrier on January 7, 2024, pursuant to which Carrier was granted the right to nominate one (1) designee, subject to the approval of the Company, for election to the board of directors for so long as Carrier satisfies certain investment conditions, following the Business Combination. Pursuant to the terms of the agreement, Carrier has nominated its director.

PNNL. PNNL scientists originally conceived of and patented the concept for a self-regenerating dehumidifier. In the first quarter of 2021, we obtained an exclusive worldwide license from PNNL with respect to the self-regenerating dehumidifier technology. Since then, we have added our own significant advancements to the technology, and we hold independent intellectual property relating to, among other things, heating, cooling and low-cost harvesting of potable water from the air. See “Intellectual Property.”

BASF. According to Chemical & Engineering News’ 2025 list of the top 50 global companies, BASF was the world’s largest chemical producer in 2024 based on sales. On September 27, 2022, we entered into a joint development agreement with BASF for the production of engineered super-porous MOF materials to our specifications that are applied as a coating to our contactors to perform the energy and water-harvesting function (the “Joint Development Agreement”). During 2024 and 2025, BASF produced our proprietary MOF for our AirJoule systems pursuant to the terms of the Joint Development Agreement, which expired on September 27, 2025. For a period of ten years following the expiration of the Joint Development Agreement, as long as BASF is able and willing to supply MOF materials developed under the Joint Development Agreement with a competitive performance profile at a competitive price, we are required to procure all of our MOF materials exclusively from BASF. As we scale up our operations ahead of full-scale commercialization, we are evaluating additional and alternate global suppliers of our proprietary MOF, and we anticipate our needs for MOF for our AirJoule systems may be fulfilled through a combination of global suppliers.

Our Patents

We hold and license foundational patent applications relating to atmospheric latent energy and water harvesting that uniquely position us to capture and drive a meaningful amount of the growth in the rapidly developing atmospheric water harvesting sector. In the first quarter of 2021, we obtained an exclusive worldwide license from PNNL with respect to the self-regenerating dehumidifier technology. We also have two master patent PCT applications and have filed patent applications in all relevant markets relating to the AirJoule systems. Our patent applications cover various technologies and components, including latent energy and water harvesting systems, evaporative cooling and water recapture systems, evaporative heat pump systems, water heating systems, low relative humidity drying systems, pre- and mid-cool integration coils, advanced vacuum pump systems, isothermal condenser design, gate and seal systems and methods, HVAC systems with AirJoule integration and microchannel harvesters and contactors. See “Intellectual Property.”

Sales and Marketing

As an early leader in the rapidly growing ecosystem of atmospheric water harvesting, we believe we are well-positioned to capture and drive a meaningful amount of growth in the sector. Our Chief Commercialization Officer serves as Vice President of the International Atmospheric Water Harvesting Association, reflecting our leadership position in this emerging field. As water harvesting gains traction, the first-mover advantage in developing efficient, scalable and cost-effective systems will be critical. Our advanced technology positions us favorably in the market, as we offer solutions that can be tailored to a wide range of applications, from large-scale industrial water production to integration within existing HVAC systems. We are actively engaged in commercial discussions with customers for multi-unit AirJoule deployments across data centers, food and beverage manufacturing, residential construction, chemical manufacturing and defense applications.

In addition to the direct benefit our technology is expected to provide to our customers, we believe our product and service will also enable customers to manage and improve their sustainability profile. Many companies have become increasingly conscious of their environmental footprint as a result of expectations placed upon them by their customers, investors and other stakeholders. The Governance & Accountability Institute found that in 2024, 99% of S&P 500 companies and 94% of Russell 1000 companies published reports to their investors describing their environmental, social and governance commitments. Companies are developing strategies to adapt their business models in response to customer and investor demands that these businesses transition to leveraging sustainable, clean energy and invest in solutions to global warming and water scarcity.

Data Centers

The data center industry is experiencing rapid growth, driven by the increasing global demand for digital infrastructure to support cloud computing, artificial intelligence and big data analytics. The market, fueled by significant investments in hyperscale data centers by major technology companies, is expected to grow at a double-digit compound annual growth rate of 11.7% between 2024 and 2034, according to a report from Precedence Research. Data centers consumed an estimated 76 billion gallons of water in 2023, and according to McKinsey & Co, more than 40% of all planned data centers in the United States are in areas with high or extremely high water stress. Many operators are now seeking technologies that improve water efficiency, reduce reliance on municipal supplies and build greater site resilience.

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

In June 2025, we signed a memorandum of understanding with Nexus Data Centers, a developer of a hyperscale data center in Texas, to collaborate on integrating AirJoule technology into data center designs to generate pure distilled water from low-grade waste heat.

In September 2025, we were selected as one of three winners, from more than seventy applicants, of the Net Zero Innovation Hub for Data Centers competition, a technology acceleration program backed by Google, Microsoft, Data4, Vertiv, Schneider Electric and Danfoss. We were the only US-based company and the only company focused on water solutions selected by the program. In January 2026, we commenced participation in the program in Fredericia, Denmark, and we anticipate deploying an AirJoule system at the program’s testbed facility in Denmark in 2026.

Advanced Manufacturing

Advanced manufacturing in the United States is experiencing significant growth, driven by increased investments in domestic production, technological innovation and supply chain resilience. Key sectors such as semiconductors, aerospace, biotechnology, food and beverage and renewable energy components are expanding as companies seek to capitalize on government incentives, such as the CHIPS Act, and reduce dependency on foreign suppliers.

Pure water and precise humidity control are critical in advanced manufacturing processes, where even slight deviations in environmental conditions can compromise product quality, equipment performance and operational efficiency. Industries such as semiconductor fabrication, pharmaceutical production and aerospace manufacturing rely on ultra-pure water for cleaning, chemical mixing and cooling, as impurities can lead to defects or inefficiencies in highly sensitive processes. Similarly, controlled dehumidification is essential to maintain optimal moisture levels, preventing corrosion, condensation and contamination of materials and components. The need for these systems is further heightened in cleanroom environments, where stringent air quality standards demand advanced filtration and humidity regulation to ensure compliance.

AirJoule technology can be integrated into manufacturing operations to harvest pure distilled water from the atmosphere, recapture water vapor from exhaust air and provide a more efficient source of dehumidified air compared to existing desiccant-based dehumidification systems. This results in lower operating expenses and improved water sustainability for manufacturers.

Military

The U.S. military has significant water needs to support personnel, equipment and operations across diverse environments, ranging from domestic bases to remote and austere locations. Water is essential for drinking, sanitation, cooking, medical care and equipment maintenance, with daily consumption requirements increasing in arid and combat zones. Currently, these needs are fulfilled through a combination of local water sourcing, logistical supply chains and advanced water purification technologies which involve significant costs of up to $5 per liter of water.

AirJoule’s market-leading technology for harvesting water from air, even in the arid environments, make it ideally suited to improve water security and reduce costs for the U.S. military. AirJoule has been demonstrated for senior military leaders through the AIR2WATER program led by the US Department of Defense Advanced Research Projects Agency, as well as Thunderstorm 24-4, a showcase focused on innovative technology for expeditionary military operations. In October 2025, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the US Army Engineer Research and Development Center (“ERDC”), one of the world’s premier military research institutions. This collaboration is focused on integrating AirJoule’s waste-heat-to-water platform with tactical waste heat recovery systems to deliver resilient, fuel-efficient water supply solutions for forward-deployed military personnel. In 2025, we also signed an agreement with a U.S. defense contractor to evaluate AirJoule’s energy-efficient dehumidification capabilities for critical anti-corrosion applications, addressing a multibillion-dollar corrosion challenge facing the military.

HVAC

According to the International Energy Agency, air conditioning currently accounts for approximately 10% of global electricity demand, and global demand for air conditioning is expected to triple by 2050. This growth is likely to be accompanied by an increase in global emissions from the additional power generation required, exacerbating climate change. Integrating AirJoule into air conditioning systems can lower power consumption by up to 50% and mitigate some of the negative impacts from the growth in demand for air conditioning.

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

When integrated into an air conditioning system, AirJoule technology produces dehumidified air, lowering overall energy requirements for the system and reducing operating expenses for customers. Additionally, AirJoule integration into air conditioning systems reduces the need for environmentally-harmful refrigerants.

Through our partnership with Carrier, they have an exclusive right to commercialize our AirJoule for HVAC applications in the Americas for three years after the date of commercialization, and we are positioned to be a tier-1 supplier of coated contactors to Carrier as part of this HVAC integration.

Manufacturing

During 2025, we manufactured and deployed multiple AirJoule Core systems from our 45,000 square foot manufacturing facility in Newark, Delaware. This includes systems deployed to Hubbard, Texas; Tempe, Arizona; Pescadero, California; and Dubai, UAE. We

also advanced the productization of our Core and Prime platforms, including initiatives to improve reliability, maximize water productivity and reduce the bill of materials in preparation for scalable commercial deployment beginning in late 2026.

We expect to continue with larger-scale field deployments and commence commercial sales of AirJoule systems in 2026, and we anticipate that our partnerships, including our joint venture with GE Vernova and our exclusive distribution agreement with TenX Investment in the Middle East, will enable us to scale production to meet customer demand. Our AirJoule systems are being manufactured by our joint venture with GE Vernova at the manufacturing facility in Newark, Delaware. This facility has the capacity to support the expected volumes of AirJoule systems for 2026 and 2027. Once we have visibility into customer demand and have received certain customer commitments, we may choose to expand our manufacturing capacity or pursue contract manufacturing.

Research and Development

Our management team knows the ability to grow and maintain a leading position in our industries depends on our continuing investment in research and development activities. The goals of our research and development efforts include continuing to optimize our AirJoule systems and corresponding technology and protecting and developing our intellectual property rights in our product and technology. Through a statement of work with GE Vernova, the AirJoule JV is supported by a number of full time employee equivalent engineers and scientists at the GE Vernova Advanced Research Center who are focused on technology advancement and product support, with specific expertise in sorbent and coating development, systems and process engineering, advanced component and system modeling and component development.

Intellectual Property

As of December 31, 2025, our technology is supported by several master patents and applications in the United States and all foreign countries that we believe to be relevant markets for our AirJoule technology. Our patents and patent applications cover various technologies and components, including latent energy and water harvesting systems, evaporative cooling and water recapture systems, gate and seal systems and methods and HVAC systems with AirJoule integration. As part of the joint venture agreement with GE Vernova, GE Vernova contributed intellectual property related to MOF-coating technology and other processes. We are also pursuing additional patent applications relating to recent technology developments, and we expect to continue to pursue further patent applications as the development and optimization of the AirJoule technology continues. We are also claiming trademarks around the AirJoule name and derivatives.

We rely on non-disclosure agreements with employees, independent contractors, customers and other third parties to protect our intellectual property and proprietary rights. Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see “Risk Factors — Risks Related to Intellectual Property — Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.”

Competition

Atmospheric Water Harvesting

Harvesting water from air, which is often referred to as atmospheric water harvesting, is an emerging sector focused on extracting water from ambient air to address the growing global demand for sustainable water solutions. The current market for systems that harvest water from air is highly fragmented, with most competitors offering products that rely on condensation-based methods, using energy and refrigerants to cool air below its dew point and collect the resulting water droplets. Other products incorporate desiccant materials that absorb humidity from the air, and then release it as liquid water when heated. The primary drawback from these existing technologies is that they require significant amounts of energy to operate, which negatively impacts cost-efficiency.

We believe that AirJoule's transformational technology and high efficiency for harvesting water vapor provide superior energetics compared to incumbent technologies and positions us to capture a meaningful amount of the growth in this evolving sector.

Dehumidification

Several established players have a significant presence in the industrial dehumidification market, leveraging extensive experience, broad product portfolios and strong global distribution networks. Our AirJoule technology produces dehumidified air at a fraction of the energy required for conventional desiccant-based systems, which can yield significant operating expense savings for customers that require dehumidified air in their operations.

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

In addition, there are several startups focused on disrupting the air conditioning industry by introducing innovative new products that attempt to compete with and displace the large incumbent companies. These startups include Blue Frontier, Mojave Systems and Transaera.

While the AirJoule’s superior energy efficiency for dehumidification has the potential to transform air conditioning, our strategy does not involve competing directly against the large incumbents. Rather, we have chosen to partner with Carrier and work with them to integrate AirJoule into their air conditioning products. We intend to be a tier-1 supplier to Carrier for our key component – the sorbent-coated contactors. We also intend to license the designs for the other proprietary components to Carrier’s existing suppliers.

Seasonality

The AirJoule technology captures moisture from the air, and variations in ambient humidity levels can occur due to seasonal weather patterns. While certain geographic regions may experience fluctuations in water vapor content throughout the year, we do not anticipate these seasonal shifts to materially impact our future sales or operations. The industries we are targeting – including data centers, advanced manufacturing, the military and HVAC – maintain consistent, year-round demand for reliable humidity control and water availability. Additionally, our global footprint and ability to supply multiple markets help mitigate any localized seasonality effects. As a result, we expect overall demand and performance to remain relatively stable, despite potential seasonal variations in moisture levels.

Government Regulation

Our business activities are subject to various laws, rules and regulations across multiple jurisdictions. Compliance with these laws, rules and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures to comply with applicable environmental, health and safety laws and regulations. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, export controls, business acquisitions, consumer and data protection, environmental protection, employee health and safety and taxes could have a material impact on our business in subsequent periods. Please see “Risk Factors” for a discussion of these potential impacts.

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

Facilities

Our principal executive office is located in Ronan, Montana, and we currently lease 4,000 square feet of office and research and development space in Polson, Montana. Our AirJoule JV operates a 45,000 square-foot manufacturing and testing facility in Newark, Delaware, which supports productization, assembly, quality assurance, environmental testing and performance validation of AirJoule products. During 2025, we expanded the Newark facility to include an additional environmental test chamber, enabling system performance validation across a broader range of temperature, humidity and operational conditions. Additionally, the AirJoule JV leases laboratory space at The Innovation Space in Wilmington’s DuPont Experimental Station for coating formulation research, as well as a 12,000 square-foot facility in Schenectady, New York for research and development activities and to support ongoing collaboration efforts with GE Vernova’s Advanced Research Center. We believe that our facilities are adequate for our needs for the immediate future and, should we need additional space in connection with our expansion plans, we believe we will be able to obtain additional space on commercially reasonable terms.

Human Capital Resources

As of December 31, 2025, we had sixteen employees, fifteen of whom are located in the United States and one of whom is located in the United Arab Emirates. Most of our employees and contractors work remotely, and most of our engineering employees and contractors spend significant time at our research facility in Polson, MT and at the AirJoule JV manufacturing facility in Newark, Delaware. Our joint venture with GE Vernova employed approximately 36 employees as of December 31, 2025, who are primarily focused on engineering, product development and manufacturing activities at the Newark, Delaware facility. None of our employees or contractors are represented by a labor union. We have not experienced any work stoppages, and we believe we maintain good employee and contractor relations.

Available Information

Our website address is https://airjouletech.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. Information contained or connected to our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business, Our Technology and Our Industry

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We are an early-stage water harvesting technology company with a history of losses. We have incurred a net income (loss) of $(9.0) million and $215.7 million for the years ended December 31, 2025 and 2024, respectively. Although our predecessor entity was established in 2018, we did not develop our first prototype of the AirJoule system until June 2021, and we have not yet begun commercializing our AirJoule systems. We expect that we will continue to incur losses in future periods as we:

•
design, develop, market and commercialize AirJoule systems;
•
continue to utilize and develop potential new relationships with third-party partners for supply and manufacturing;
•
build up inventories of parts and components for AirJoule systems;
•
expand our design, development, installation and servicing capabilities;
•
further develop our proprietary technology;
•
develop our distribution network;
•
increase our general and administrative functions to support our growing operations; and
•
expand our production and testing facilities to enhance our efficiency and capabilities for assembly of AirJoule systems.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in additional revenues, which could further increase our losses.

Our ability to become profitable in the future will require us to complete the design and development of our AirJoule systems and to begin commercializing the product and related services to customers at prices needed to achieve positive gross margins. We may need to sell our products at a loss or discounted prices in the short term to win initial customer orders and gain the confidence of potential customers. We anticipate also deploying the AirJoule systems through Water Purchase Agreements, where customers purchase water on a volumetric basis rather than purchasing AirJoule systems outright, and our losses related to WPA deployments may be significant as we are responsible for the capital requirements for the deployments. If we are unable to efficiently design, produce, market, sell, distribute and service our products, our margins, profitability and long-term prospects will be materially and adversely affected.

We have not yet commenced commercializing our AirJoule systems and have a limited operating history, which may make it difficult to evaluate the prospects for our future viability. There is no assurance that we will successfully execute our proposed strategy.

We are a pre-revenue and early-stage company. Our operations to date have been limited to developing our technology and products and deploying our AirJoule systems to select locations for field testing. Our limited operating history may make it difficult to evaluate our current business and future prospects as we continue to grow our business. Our ability to forecast future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and we will continue to encounter such risks and uncertainties as we grow our business. If our assumptions regarding these uncertainties are incorrect, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Consequently, any predictions we make about our future success and our viability may not be as accurate as they could be if we had an operating history.

Demand for our products may not grow or may grow at a slower rate than we anticipate.

To date, we have had limited commercial sales of our products. Operating results are difficult to forecast as they generally depend on our assessment of the demand for our products. Our business may be affected by reductions in demand for our products and the price of competitors’ products as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our AirJoule systems may not prove to be accurate. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in demand, which could ultimately cause our operating results to differ from expectations. If actual results differ from our estimates, analysts or investors may negatively react and our share price could be materially adversely affected.

We depend on revenue generated from a single product and in the foreseeable future will be significantly dependent on a limited number of products.

After we have successfully developed and commercialized our AirJoule technology, we will initially depend on revenue generated from our AirJoule systems and revenue from ancillary services for the foreseeable future and will be significantly dependent on a single or limited number of products. Given that, for the foreseeable future, our business will depend on a single or limited number of products, to the extent that a particular product is not well-received by the market, our sales volume, prospects, business, results of operations and financial condition could be materially and adversely affected.

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules, failure of our suppliers or partners to fulfill their obligations to us or other execution issues.

Commercialization of our AirJoule technology is subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, health and safety hazards, third-party performance issues and changes in laws or permitting requirements. If a third party or other subcontractor that we have contracted fails to fulfill its contractual obligations to us, we could face significant delays, cost overruns and liabilities. Our continued growth will depend in part on executing a greater volume of large projects, which will require us to expand and retain our project management and execution personnel and resources. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities, which may decrease our profitability and harm our reputation.

Our Water Purchase Agreements and other long-term commercial arrangements may include penalties for not delivering sufficient water on schedule, which may result in liabilities and reductions in cash flow.

We anticipate deploying our AirJoule systems through Water Purchase Agreements, where customers purchase water on a volumetric basis rather than purchasing AirJoule systems outright. These agreements may provide for penalties if adequate water is not provided on time. If they do and we incur penalties, such penalties may adversely impact our profitability and financial stability. Additionally, such penalties might lead to cash flow reductions as our financial resources are diverted to remediate. Reduced cash flow may inhibit our ability to invest in growth opportunities and fund operational expenses, among other financial impacts. Incurring penalties might also harm our reputation in the market, and may put us at a competitive disadvantage to our competitors.

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

The technology behind our AirJoule system is very complex. While we have produced AirJoule systems within our facilities and deployed systems to select locations for field testing, we are still in the process of optimizing the technology to deliver water and dehumidified and cooled air at the productivity and energy efficiency levels that we are anticipating we can achieve. If we are unable to successfully develop our technology, our operating and financial results could materially differ from our expectations and our business could suffer.

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

The industries in which we operate are subject to rapid technological change, evolving industry standards and practices and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. We may introduce significant changes to our AirJoule systems or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to develop and sell new technology, features and functionality for our AirJoule systems that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely, it could adversely impact our ability to compete and place us at a competitive disadvantage.

We expect to incur research and development costs and devote resources to identifying and commercializing new products, which could reduce our profitability and may never result in revenue.

We will require significant capital to develop and grow our business and we expect to incur significant expenses, including those relating to developing and commercializing our AirJoule systems, research and development, production, sales, maintenance and service and building the AirJoule brand. Our current estimates of the costs associated with development and commercialization could prove inaccurate, and that could impact the cost of our technology and of our business overall. If we are unable to efficiently design, develop, commercialize, license, market and deploy our technology in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and future development activities may not result in profitable operations.

The actual operating costs of manufacturing, commercializing and distributing AirJoule systems on a commercial scale will depend upon a variety of factors, such as changes in the availability of and price of materials and changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those initially estimated by management. As a result of higher capital and operating costs, our financing ability may be impacted, and there can be no assurance that any of our development activities will result in profitable operations.

We may face significant competition from established companies with longer operating histories, customer incumbency advantages, access to and influence with governmental authorities and more capital resources than we do.

The markets for water generation, industrial dehumidification and energy-efficient air conditioning are evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. This could negatively impact our ability to compete in these markets. We will face competition from other water generation, dehumidification and comfort cooling companies that offer standalone solutions and services. In addition, we may face competition from niche companies and new market entrants that offer point products that attempt to address the specific problems that our AirJoule systems attempt to solve.

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

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and/or large companies that are making significant investments in research and development may invent similar or superior products and technologies that compete with our AirJoule systems. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market, all of which could harm our ability to compete and may materially affect our results of operations and financial condition.

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

We are currently conducting the majority of our development, operations and commercialization activities through our joint venture with GE Vernova, of which we and GE Vernova each own a 50% interest. This AirJoule JV was formed in March 2024 to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize our water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia. Additionally, we have entered into a joint venture agreement with an affiliate of CATL to manufacture and commercialize our AirJoule technology in Asia and Europe, but this joint venture has not yet been funded by either party and has not yet commenced any operations. Our heavy reliance on joint ventures could adversely affect our business and financial condition if any of our joint venture partners chooses to terminate their relationship with us or make material changes to their businesses, products or services in a manner that is adverse to us.

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

We may incur impairment charges related to the carrying value of our equity method investment in the AirJoule JV, which could have a significant negative effect on our results of operations and the price of our securities.

We regularly evaluate the carrying value of our equity method investment in the AirJoule JV, and we may incur an impairment charge if we determine that the carrying value of such investment exceeds the fair value.

The AirJoule JV tests its goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that a potential goodwill impairment exists. Asset impairment evaluations with respect to goodwill are, by nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of the AirJoule JV’s assets, which could impact the need to record an impairment charge and the amount of any charge taken. If AirJoule JV’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, or a sustained reduction in market capitalization occurs, then the AirJoule JV may be required to record goodwill impairment charges in future periods.

Though impairment charges would be non-cash and therefore not have an immediate impact on our liquidity, the fact that we report a charge of this nature could contribute to negative market perceptions about our business or our securities. In addition, charges of this nature may hinder our ability to obtain future financing on favorable terms or at all.

Based on triggering events, specifically a sustained decline in the Company’s stock price, the AirJoule JV performed an interim impairment test as of September 30, 2025 and December 31, 2025 on its in-process R&D. In performing the interim impairment test as of September 30, 2025, the AirJoule JV determined that the fair value of its in-process R&D exceeded the respective carrying value, concluding no impairment. In performing the interim impairment test as of December 31, 2025, the AirJoule JV determined that the carrying value of its in-process R&D exceeded the respective fair value, resulting in an impairment of $61.3 million. The Company’s share of the in-process R&D impairment reported by the AirJoule JV was recorded as an equity loss from investment in the AirJoule JV in the accompanying consolidated statements of operations.

The AirJoule JV also performed interim impairment tests as of September 30, 2025 and December 31, 2025 on its goodwill and determined that the carrying value exceeded the respective fair value and recorded goodwill impairment charges of $244.3 million during the year ended December 31, 2025. These impairment charges did not result in an impairment to our investment given the negative basis difference between our equity method investment asset in AirJoule, LLC. The portion of the Company’s negative basis difference attributable to AirJoule, LLC’s goodwill balance is greater than our 50% share of the goodwill impairment charges recorded.

We may depend on sole-source and limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis or at acceptable prices, we will not be able to deliver our products to our customers and production time and production costs could increase, which may adversely affect our business.

Our manufacturing processes rely on many materials. We purchase, and will continue to purchase, a significant portion of our materials, components and finished goods used in our production facilities from a few suppliers, some of which are single-source suppliers. For example, our proprietary MTMOF1, which is highly engineered to adsorb water vapor molecules and is utilized in our AirJoule systems, is currently being manufactured solely by BASF (an international chemical company). As we scale up our operations ahead of full-scale commercialization, we are evaluating additional and alternate suppliers of our proprietary MTMOF1, but these materials are highly specialized, and the lead time needed to identify and qualify a new supplier is typically lengthy. We do not generally have long-term contracts with our suppliers, and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry.

Additionally, the supply of these materials may be negatively impacted by increased trade tensions or additional or increased tariffs between the United States and its trading partners. In the event that a single-source supplier is unable or unwilling to provide sufficient materials to us in a timely manner and we have not identified and qualified additional or alternate providers for those materials, our business, financial condition and results of operations could be adversely impacted. Similarly, if we are unable to obtain sufficient quantities of materials in a timely manner, at reasonable prices or of sufficient quality, or if we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted.

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

It is possible that in the future we may experience delays and other complications from our partners and third-party suppliers in the development and manufacturing of the components and other implementing technology required for deploying our AirJoule systems. Any disruption or delay in the development or supply of such components and technology could result in the delay or other complication in the design, manufacture, production and delivery of our technology that could prevent us from commercializing our AirJoule systems according to our planned timeline and scale. If delays like this recur or if we experience issues with planned manufacturing activities, supply of components from third parties or design and safety, we could experience issues or delays in commencing or sustaining our commercial operations.

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

On January 7, 2024, we and CAMT entered into the Binding Term Sheets with Carrier, pursuant to which, among other things, the parties agreed to negotiate in good faith to finalize and enter into, as promptly as reasonably practicable, definitive agreements relating to the development of the Applicable Products and the viability of the commercialization of the Applicable Products. Despite entry into the Binding Term Sheets, we and CAMT ultimately may not enter into definitive agreements with Carrier on terms consistent with the Binding Term Sheets or at all.

We expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.

We are in the process of commercializing our technology and do not yet have any long-term commercial customers. We expect to initially depend upon a small number of customers for a substantial portion of our future revenue. Accordingly, a decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our financial condition and operating results. We cannot assure you that prospective customers will ultimately utilize our products and services or enter into contracts with us for such products and services on acceptable terms or at all.

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

Our success depends, in part, on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to obtain and expand our customer base, we must appeal to, acquire and enter into sales agreements, lease agreements or Water Purchase Agreements with third-party customers on commercially viable terms, either directly or through third-party distributors. We expect to make significant investments related to customer acquisition in the future. If we fail to deliver and market a robust product that appeals to customers, or if customers do not perceive AirJoule systems to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency. Consequently, our prices may increase or may not decrease to levels sufficient to generate customer interest, and total revenue may decrease and margins and profitability may decline. As a result, our business, financial condition and results of operations may be materially and adversely affected.

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

We are currently party to a joint venture with an affiliate of CATL, a Chinese battery manufacturer and technology company, and purchase our MOF from BASF, an international chemical producer headquartered in Germany. We have also entered into agreements with TenX Investment in Energy Enterprises & Management Co., an UAE-based technology and infrastructure investment firm, and we expect to coordinate with this entity on our deployment of AirJoule systems to the Middle East. We may continue to pursue partnerships and operations outside of the United States, including with suppliers and partners that are located or operate in other countries. Accordingly, we are subject to risks associated with operating in foreign countries, including:

•
fluctuations in currency exchange rates;
•
limitations on the remittance of dividends and other payments by foreign subsidiaries and joint ventures;
•
additional costs of compliance with local regulations;
•
historically, in certain countries, higher rates of inflation than in the United States;

•
changes in the economic conditions or consumer preferences or demand for our products in these markets;
•
restrictive actions by multinational governing bodies, foreign governments or subdivisions thereof;
•
changes in U.S. and foreign laws regarding trade and investment, including with respect to taxation, import and export tariffs, energy use, land use rights, intellectual property, network security and other matters;
•
less robust protection of our intellectual property under foreign laws;
•
geopolitical events, including natural disasters, public health issues, acts of war, nationalism and terrorism, social unrest or human rights issues; and
•
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

•
our ability to obtain and maintain applicable permits, approvals, licenses or certifications from regulatory agencies, if required;
•
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
•
regulatory, availability and other challenges may delay our progress in establishing the number of AirJoule units we are able to produce, and such challenges could have an adverse effect on our ability to grow our business; and
•
challenges as a result of regulatory processes or in our ability to secure the necessary permissions to deliver our products could adversely affect our business.

Any of these risk factors could have a material adverse effect on our business.

Our business and current and future production facilities are subject to liabilities and operating restrictions arising from environmental, health and safety laws, regulations and permits. We are and will be subject to environmental, health and safety laws and regulations in multiple jurisdictions, which impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or more stringent regulatory standards in the jurisdictions in which we operate.

Our business and our joint ventures’ and partners’ current and future production facilities are and will be subject to various foreign, federal, state and local environmental, health and safety (“EHS”) laws, regulations, guidelines, policies, directives, permits and other requirements. Pursuant to these requirements, we may be required to obtain various permits from certain regulatory agencies for our operations and for the sale of our AirJoule systems or water produced by such systems. We may incur significant costs and liabilities as a result of these environmental requirements. These costs and liabilities could arise under a wide range of foreign, federal, state and local environmental laws and regulations, including, for example, the following federal laws and their state counterparts, as amended from time to time:

•
the federal Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, imposes various preconstruction, monitoring and reporting requirements and is relied upon by the U.S. Environmental Protection Agency (“EPA”) as authority for adopting climate change regulatory initiatives relating to GHG emissions. On February 18, 2026, EPA issued a final rule to rescind the 2009 Greenhouse Gas Endangerment Finding, which serves as the legal foundation for regulating GHG emissions. Without the Endangerment Finding, EPA may assert that it lacks authority under the Clean Air

Act to prescribe emissions standards. The potential impact of the final rule, potential subsequent revisions to existing emission standards for GHGs, and outcome of related litigation remain uncertain and could affect our operations;
•
the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterbodies are subject to federal jurisdiction and rulemaking as protected waters of the U.S. (“WOTUS”). The extent to which WOTUS are regulated pursuant to the CWA has been the subject of numerous rulemakings and litigation since 2015. The U.S. Supreme Court’s decision issued in May 2023 in Sackett v. EPA held that the jurisdiction of the CWA extends only to those adjacent wetlands that are indistinguishable from traditional navigable bodies of water due to a continuous surface connection, which narrowed the EPA’s jurisdiction over WOTUS pursuant to the CWA. In September 2023, the EPA and the U.S. Army Corps of Engineers (“Corps”) published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. Most recently, in November 2025, the EPA and the Corps published a proposed rule that would further revise regulations defining WOTUS under the CWA to align with the decision in Sackett. Future implementation of this proposed rule remains uncertain;
•
the National Pollutant Discharge Elimination System (“NPDES”) permit program, established under the CWA, which regulates the discharge of pollutants, including industrial wastewater and stormwater, from point sources into WOTUS. Our production facilities and operations may require NPDES permits or equivalent state-issued permits for the discharge of process water, cooling water or other industrial effluent. These permits impose effluent limitations, monitoring and reporting requirements and other conditions on discharges, and failure to obtain or comply with such permits could result in significant fines, penalties or operational restrictions;
•
the federal Resource Conservation and Recovery Act (“RCRA”), which imposes requirements for the generation, treatment, storage, transport, disposal and cleanup of nonhazardous and hazardous wastes;
•
the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes strict and joint and several liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur as well as imposes liability on present and certain past owners and operators of sites where hazardous substance releases have occurred or are threatening to occur;
•
the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees and response departments about toxic chemical uses and inventories; and
•
the Endangered Species Act (“ESA”) and the Migratory Bird Treaty Act (“MBTA”), which restrict activities that may affect federally identified endangered and threatened species or migratory birds or their habitats through the implementation of operating limitations or restrictions or a temporary, seasonal or permanent ban on operations in affected areas. The extent to which the Fish and Wildlife Service (“FWS”) can regulate habitats has been the subject of numerous rulemakings since 2016. In June 2023, the FWS issued three proposed rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. Final rules were published in April 2024, and took effect in May 2024. In November 2025, FWS issued four proposed rules that would make further revisions to habitat rules, including to articulate the exclusion analysis for critical habitat, remove the “blanket rule” option for protecting newly listed threatened species, make revisions to interagency cooperations regulations and revise portions of the regulations related to procedures and criteria used for listing, reclassifying and delisting species and designating critical habitat.

If our facilities, operations, systems and resulting water do not comply with such laws, regulations, requirements or permits, each of which may vary across the jurisdictions in which we operate, we may be required to pay significant administrative or civil penalties or fines, curtail or cease operation of the affected facilities, make costly modifications to such facilities, be subject to civil litigation or seek new or amended permits for our operations. Violations of environmental and other laws, regulations and permit requirements, including certain violations of laws protecting wetlands, migratory birds and threatened or endangered species, may also result in criminal sanctions or injunctions. Failure to comply with these laws and regulations may also result in the imposition of investigatory, remedial and corrective action obligations, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our future operations in a particular area. Certain environmental laws and analogous state laws and regulations impose strict joint and several liability, without regard to fault or legality of conduct, for costs required to clean up and restore sites where hazardous substances or other wastes have been disposed of or otherwise released.

The global EHS regulatory environment continues to change, and these laws and regulations, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, or interpretation or enforcement of existing laws and regulations could change, making the regulatory environment more stringent. For example, additional environmental laws, regulations or standards may be adopted relating to atmospheric water generation, which could restrict where our AirJoule systems could operate or how much water they could produce. Any new standards could result in higher operating expenses, the obsolescence of our products or an interruption or suspension of our operations and have an adverse effect on our business, financial condition and results of operations. If it is not economical to make those expenditures, or if we violate any applicable EHS laws and regulation, it may be necessary to retire or suspend operations of our facilities or restrict or modify our operations to obtain or maintain compliance, either of which could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Furthermore, foreign, federal, state and local governments are increasingly regulating and restricting the use of certain chemicals, substances and materials. Some of these policy initiatives could impact our business. For example, laws, regulations, or other policy initiatives might restrict substances found within component parts to our products, in which event we would be required to comply with such requirements, which could in turn require changes to our products and increase our production and operating costs.

Our business could be adversely affected by trade wars, trade tariffs or other trade barriers and related government actions.

Since early 2025, the U.S. government has implemented, and may in the future implement, a series of significant tariff actions that have substantially altered the global trade landscape, including the termination of existing bilateral or multi-lateral trade agreements, the imposition of new tariffs and increases to existing tariffs. These tariff actions have prompted and may in the future prompt threatened or actual retaliatory measures from foreign governments, including Canada, Mexico, the European Union, and China, resulting in increased costs for U.S. exports and creating significant uncertainty regarding international trade relations. Although certain of these tariffs were subsequently paused, modified, or made subject to ongoing trade negotiations, there can be no assurance that tariffs will not be further increased or expanded in scope.

The threat of tariffs, any significant increases in tariffs on goods or materials, any bilateral trade frictions or changes in trade policies, together with any future downturns in the global economy resulting therefrom, may limit our ability to obtain key components for our AirJoule systems or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, prospects and results of operations.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

We anticipate that our partner and customer contracts will primarily be denominated in U.S. dollars, and therefore substantially all of our revenue will not be subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of AirJoule systems to our customers outside of the United States, which could adversely affect our operating results. In addition, a portion of our operating expenses are expected to be incurred and a portion of our assets are expected to be held outside the United States. These operating expenses and assets would be denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering, antitrust, foreign investment and similar laws and regulations could negatively impact our reputation and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state -owned or affiliated entities. We can be held liable for corrupt or other illegal activities of these third- party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

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

Our business may be adversely affected by force majeure events outside of our control, including labor unrest, civil disorder, war, subversive activities or sabotage, climate change, changes in climate change policies, extreme weather conditions, fires, floods, explosions or other catastrophes or epidemics.

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or geopolitical and military conflicts in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. The continuing armed conflicts in the Middle East and in Ukraine, or strategic competition and tensions between China, the United States, Taiwan or other countries have also contributed to uncertainty in the geopolitical and regulatory landscape. Such conflicts and tensions could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the United States and the international community in a manner that adversely affect us, including to the extent that any such actions cause material business interruptions or restrict our ability in these regions to conduct business with certain suppliers or vendors. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.

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

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The registration of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that our patent applications will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and will be developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patent applications to rejection. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

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

If we are unable to effectively protect our technologies, intellectual property, trade secrets and other proprietary information, our competitive position, business, financial condition and results of operations could be harmed.

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

Companies, organizations or individuals, including our competitors and suppliers, may hold or obtain patents, trademarks or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents, trademarks or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

•
cease selling or using our products that incorporate the challenged intellectual property;
•
pay substantial royalty or license fees or other damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•
obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms, or at all;
•
redesign or reengineer our technology, products or services, which may be costly, time-consuming or impossible; or
•
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

As of December 31, 2025, our executive officers, directors and their respective affiliates, together, beneficially owned approximately 52% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. Moreover, this concentration of stock ownership by our significant stockholders may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with stockholders who own such a significant percentage of our voting securities. Furthermore, any sales of common stock by these significant stockholders in the public market, or the perception that these sales could occur, could depress the market price of our common stock.

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

As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When evaluating our internal control over financial reporting as of March 31, 2024, our management concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, which pertains to internal controls over complex accounting issues, including the application of the reverse recapitalization accounting for the Business Combination and the VIE accounting for the AirJoule JV. Although the material weakness was remediated as of December 31, 2024, there can be no assurance that we will not identify additional material weaknesses in the future. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Our Charter and Bylaws contain provisions that could have the effect of making it more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions include:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•
limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•
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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is, to the fullest extent permitted by applicable law, the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or our Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and our Bylaws will provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

(1)
presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. Additionally, management has elected to present two years of audited financial statements and selected financial data.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity is a critical part of risk management and is integrated with our overall enterprise risk management framework. The board of directors and the Audit Committee are responsible for overseeing management’s execution of cybersecurity risk management and for assessing our approach to risk management. Our Chief Financial Officer is responsible for overseeing the assessment and management of cybersecurity risks, including coordinating with third-party cybersecurity service providers that support our cybersecurity monitoring and risk management processes. Senior management is responsible for assessing and managing our exposure to cybersecurity risks on an ongoing basis.

We regularly assess cybersecurity risks to our systems, applications and infrastructure; are in the process of building our capabilities to monitor our information systems for potential vulnerabilities; and implement controls pursuant to our cybersecurity policies, processes and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve and recover from security incidents in a timely manner. We also engage third-party cybersecurity specialists with experience in cybersecurity risk assessment, information systems evaluation and technology risk management, to assist with monitoring our information systems, identifying potential vulnerabilities and supporting our incident response capabilities.

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

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board of directors oversees our risk management program, which focuses on the most significant risks to our business, including oversight of information technology, cybersecurity and data privacy risks. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation and remediation of cybersecurity incidents.

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

Item 2. Properties

Our headquarters are located at 34361 Innovation Drive, Ronan, MT 59864. We maintain a corporate website at http://airjouletech.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information and Holders

Shares of the Company’s common stock and warrants commenced trading on the Nasdaq under the symbols “AIRJ” and “AIRJW,” respectively, on March 15, 2024. At March 1, 2026 we had 54 stockholders of record of common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of capital stock issued by us from the closing of the Business Combination on March 14, 2024 through December 31, 2025. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

On June 5, 2024, the Company entered into the subscription agreements (the “June 2024 PIPE Subscription Agreements”) with certain investors, pursuant to which, among other things, the investors agreed to subscribe for and purchase from the Company, and the Company has agreed to issue and sell to the investors, an aggregate of 1,238,500 shares of Class A common stock for an aggregate purchase price of approximately $12.4 million. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

Cashless Exercise of Warrants

Between June 10, 2024 and June 11, 2024, we issued 705,758 shares of our Class A common stock pursuant to the exercise of 3,942,388 public warrants on a cashless basis pursuant to the alternate cashless exercise feature described therein. These securities were issued pursuant to Section 3(a)(9) of the Securities Act.

PIPE Subscription Agreements

On April 23, 2025, we entered into the subscription agreements (the “April 2025 PIPE Subscription Agreements”) with certain investors (the “April 2025 PIPE Investors”), pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 shares of Class A common stock at a purchase price of $3.98 per share. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act generating net proceeds of $14.2 million.

Equity Line Purchase Agreement

On March 25, 2025, we entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of shares of Class A common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than 4,250,000 shares of our Class A common stock during the term of the Purchase Agreement. From March 25, 2025 through December 31, 2025, 755,946 shares of Class A common stock were sold under the Equity Line Purchase Agreement generating proceeds of approximately $3.0 million. These securities were issued and sold in reliance on Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with Part I of this Annual Report on Form 10-K, the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the forepart in this Annual Report on Form 10-K.

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “might,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “would,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to: our status as an early stage company with limited operating history, which may make it difficult to evaluate the prospects for our future viability; our initial dependence on revenue generated from a single product; significant barriers we face to deploy our technology; the dependence of our commercialization strategy on our relationship with third parties; our history of losses; accuracy of assumptions underlying projections related to our equity method goodwill impairment testing; and other risks and uncertainties described in our other SEC filings.

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

Company Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR) and TenX Investment in Energy Enterprises & Management Co. We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems (previously referred to as our A250 systems) for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime (previously referred to as our A1000 system) system in preparation for commercial sales beginning in late 2026.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering the AirJoule technology in global markets where demand for water, dehumidified air and cooling are highest. With our technology platform, we believe that we are uniquely positioned to provide solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

In the data center arena, we aim to address escalating energy and water efficiency challenges associated with increased computing density by using low-grade waste heat to produce pure distilled water and enabling data center operators to reduce their cooling costs and improve water sustainability. Similarly, in advanced manufacturing environments, where product quality and process precision depend on consistent humidity and ultra-pure water, our technology can help customers with cost-effective dehumidification. The military sector presents a distinct opportunity, as AirJoule is able to operate in a variety of climate conditions to support troops in remote and water-scarce environments, ensuring mission readiness and resilience. In the HVAC space, where building owners and facility managers are under pressure to cut energy consumption and improve indoor air quality, AirJoule’s superior moisture removal capability can reduce power consumption and the use of refrigerants in air conditioning systems.

To accelerate market penetration and scale our manufacturing capabilities, we plan to leverage our strategic partnerships. These partnerships offer access to industry-specific R&D expertise, mature supply chains, established sales channels and extensive service networks, allowing us to quickly move from pilot deployments to full-scale commercialization. We intend to co-develop sector-specific solutions, capitalizing on our partners’ market insights and reputational strength to better serve diverse customer needs. By combining our innovative AirJoule technology with their global reach and operational expertise, we expect to unlock value across multiple industries, establish our position as a leader in water-focused solutions and deliver long-term growth and value to our shareholders.

Recent Developments

Field Deployments and Demonstrations

During 2025, the AirJoule JV transitioned from laboratory testing to real-world field deployments across multiple geographies and climate conditions. From February 2025 through December 2025, the AirJoule JV and TenX Investment operated an AirJoule showcase system at the Dubai Future Lab in the United Arab Emirates. The system operated through wide temperature and humidity swings, generating high purity distilled water and demonstrating operational reliability in the region’s extreme climate conditions.

In September 2025, the AirJoule JV deployed our first full-scale AirJoule Core system to Hubbard, Texas, where the AirJoule JV demonstrated AirJoule’s ability to produce pure distilled water from ambient air. The system operated continuously for several months and generated performance data across varying environmental conditions.

In December 2025, the AirJoule JV announced a collaboration with the Red Dot Ranch Foundation for off-grid residential water solutions in Pescadero, California. Initial testing of the Core system began in January 2026 and was completed in February 2026.

In December 2025, the AirJoule JV sold a Core system to Arizona State University (“ASU”), where it is undergoing independent academic evaluation led by Dr. Paul Westerhoff, Regents Professor and Director of ASU’s Global Center for Water Technology. The evaluation, which includes planned peer-reviewed published research, is being conducted in the greater Phoenix area where temperatures exceed 110°F and relative humidity regularly falls below 20%. This represents one of the most demanding environments for atmospheric water harvesting.

Components of Our Results of Operations

Revenue

Revenue will be earned primarily from the assembly and sale of AirJoule systems. As of December 31, 2025, the AirJoule JV recognized $0.1 million of revenue.

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

The year ended December 31, 2025 compared to the year ended December 31, 2024

The following table sets forth the Company’s consolidated statements of operations data for the year ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	Change ($)
Cost and expenses:
General and administrative	$12,487,797	$9,042,150	$3,445,647
Research and development	1,008,592	2,020,388	(1,011,796)
Sales and marketing	79,326	150,927	(71,601)
Transaction costs incurred in connection with business combination	—	54,693,103	(54,693,103)
Depreciation and amortization	9,837	6,517	3,320
Loss from operations	(13,585,552)	(65,913,085)	52,327,533
Other income (expense):
Interest income	997,687	932,371	65,316
Gain on contribution to AirJoule, LLC	—	333,500,000	(333,500,000)
Equity loss from investment in AirJoule, LLC	(39,271,360)	(5,321,367)	(33,949,993)
Change in fair value of Earnout Shares liability	18,328,000	29,197,000	(10,869,000)
Change in fair value of True Up Shares liability	106,106	(1,634,000)	1,740,106
Change in fair value of Subject Vesting Shares liability	6,639,000	3,973,000	2,666,000
Change in fair value of Equity Line Obligation liability	(538,076)	—	(538,076)
Gain on settlement of legal fees	—	2,207,445	(2,207,445)
Other income	2,995	10,245	(7,250)
Total other income (expense), net	(13,735,648)	362,864,694	(376,600,342)
Income (loss) before income taxes	(27,321,200)	296,951,609	(324,272,809)
Income tax benefit (expense)	18,281,002	(81,256,047)	99,537,049
Net income (loss)	$(9,040,198)	$215,695,562	$(224,735,760)

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $12.5 million as compared to $9.0 million for the year ended December 31, 2024. The $3.4 million increase was primarily related to a $3.8 million increase in stock-based compensation expense and a $1.6 million increase in salaries and benefits as a result of an increased headcount offset by an increase in the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.8 million, a $0.7 million decrease in accounting, audit and legal fees, a $0.4 million decrease in professional services and a $0.1 million decrease in insurance expense. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business.

Research and Development

Research and development expenses for the year ended December 31, 2025 were $1.0 million as compared to $2.0 million for the year ended December 31, 2024. The $1.0 million decrease was primarily related to a decrease in the purchase of materials and services of $2.0 million and the decrease in patent and royalty fees of $0.7 million offset by the decrease in reimbursement of costs incurred per the statement of work with AirJoule, LLC of $1.3 million and the increase in stock-based and employee compensation expense of $0.4 million.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2025 were $79,326 as compared to $150,927 for the year ended December 31, 2024. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Transaction Costs Incurred in Connection with Business Combination

Transaction costs incurred in connection with the business combination include the non-cash recognition of earnout liabilities of approximately $53.7 million and transaction costs incurred by our Predecessor of approximately $1.0 million, which were paid in 2024.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2025 and 2024 were $9,837 and $6,517, respectively.

Interest Income

Interest income was $1.0 million and $0.9 million for the year ended December 31, 2025 and 2024, respectively.

Gain on Contribution to AirJoule, LLC

An equity method investment received in exchange for non-cash consideration is measured at fair value. As a result, for the year ended December 31, 2024, we recognized a gain of $333.5 million on the contribution to AirJoule, LLC which represents the difference between our carrying value and the fair value of the perpetual license to intellectual property that we transferred to AirJoule, LLC.

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

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, AirJoule Technologies, LLC entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the year ended December 31, 2025 and 2024, we recognized a loss of $39.3 million and $5.3 million from our 50% equity investment in the AirJoule JV, respectively.

Change in Fair Value of Earnout Shares Liability

Upon consummation of the Business Combination, we expensed $53.7 million in Earnout Shares (as described in “- Earnout Shares Liability”) liability. The change in fair value of $18.3 million and $29.2 million for the years ended December 31, 2025 and December 31, 2024, respectively, was primarily due to a decrease in the estimated fair value of the liability and recognized as gains in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of future cash flows.

Change in Fair Value of True Up Shares Liability

Upon consummation of the Business Combination, we assumed $0.6 million in True Up Shares liability. The change in fair value of the liability during the year ended December 31, 2025 was primarily due to the triggering event and issuance of Class A common stock.

Change in Fair Value of Subject Vesting Shares Liability

Upon consummation of the Business Combination, we assumed an $11.8 million Subject Vesting Shares liability. The change in fair value of income of $6.6 million and $4.0 million during the year ended December 31, 2025 and December 31, 2024, respectively, was primarily due to a decrease in the estimated fair value of the liability and recognized as gains in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of future cash flows.

Change in Fair Value of Equity Line Obligation Liability

On March 25, 2025, we entered into a Equity Line Purchase Agreement with B. Riley Principal Capital II, LLC. See Note 2 - Liquidity and Capital Resources. During the year ended December 31, 2025, we recognized a $(0.5) million change in the fair value of the related liability, primarily driven by the initial recognition of the liability at fair value upon inception of the agreement and subsequent activity under the facility, including sales of common stock.

Income Tax Benefit (Expense)

Income tax benefit (expense) was $18.3 million and $(81.3) million for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the income tax benefit and the resulting effective tax rate differed from the U.S. federal statutory rate primarily due to the impact of state income taxes, including state jurisdictions in which the Company became subject to tax following the Business Combination, as well as changes in deferred tax liabilities associated with temporary differences. Our state effective tax rate of 19.5% for the year ended December 31, 2025 was primarily driven by the remeasurement of deferred tax balances resulting from a decrease in applicable state tax rates from 2024 to 2025. Due to the Company’s significant beginning deferred tax liabilities, this rate change had a disproportionate impact on the current year tax provision; the impact of such remeasurements may vary in future periods. The 2025 effective tax rate was also affected by other permanent items, including the changes in fair value of our liabilities and stock-based compensation expense. During the year ended December 31, 2024, our contribution of a perpetual license to AirJoule, LLC’s intellectual property was measured at fair value and resulted in a book gain and a temporary difference between book and taxable income. The temporary difference resulted in the recognition of a deferred tax expense and deferred tax liabilities. The deferred tax expense was partially offset by the recognition of deferred tax assets in connection with the Company’s Business Combination.

Liquidity and Capital Resources

The April 2025 PIPE

On April 23, 2025, we entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and we agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act generating net proceeds of $14.2 million.

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. As of December 31, 2025, 755,946 shares were sold under the Equity Line Purchase Agreement generating proceeds of approximately $3.0 million.

Capital Contributions

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. During the year ended December 31, 2025, we contributed $17.8 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. As of December 31, 2025, we had $21.5 million of working capital including $21.8 million in cash, cash equivalents and restricted cash.

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

In order to finance these opportunities and associated costs, it is possible that we would need to raise additional financing if the proceeds realized to date are insufficient to support our business needs, including the remaining commitment for capital contributions to the AirJoule JV. While we believe that the proceeds realized to date will be sufficient, management cannot assure that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our product development business, results of operations and financial condition would be materially and adversely affected.

Cash flows for the year ended December 31, 2025 and 2024

The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(5,634,545)	$(24,261,446)
Net cash used in investing activities	(17,768,008)	(10,019,058)
Net cash provided by financing activities	17,229,260	61,926,456
Net increase (decrease) in cash and cash equivalents	$(6,173,293)	$27,645,952

Cash Flows from Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $5.6 million and primarily reflected our net loss of $(9.0) million. Cash used in operating activities was partially offset by non-cash expenses, including equity loss from investment in AirJoule, LLC, stock-based compensation and changes in fair values of our complex liabilities. Changes in operating assets and liabilities used $2.6 million of cash and were primarily attributable to decreases in our due from related party receivable, as well as increases in accrued liabilities and payables related to the expansion of our operations. We expect to continue to use cash in our operating activities with the expected growth of our business.

During the year ended December 31, 2024, net cash used in operating activities was $24.3 million and primarily reflected our net income of $215.7 million, a $81.3 million deferred tax expense, a $53.7 million loss on transaction costs in connection with the business combination, a $5.3 million equity loss from our investment in AirJoule, LLC and $1.3 million of stock-based compensation offset by a $333.5 million gain on contribution to AirJoule, LLC, a decrease of net non-cash operating activities of $31.5 million of changes in fair value of our Earnout Shares liability, True Up Shares liability and Subject Vesting Shares liability, a $14.4 million decrease in our operating assets and liabilities and a gain of $2.2 million on settlement of legal fees.

Cash Flows from Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $17.8 million, primarily as a result of our contributions made to the AirJoule JV during the period.

During the year ended December 31, 2024, net cash used in investing activities was $10.0 million, primarily as a result of our contributions made to the AirJoule JV.

Cash Flows from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $17.2 million, primarily as a result of the $14.2 million of net proceeds from the April 2025 PIPE Offering, approximately $3.0 million, from the Equity Line Purchase Agreement and $0.1 million of proceeds from the exercise of options and purchases pursuant to our employee stock purchase plan.

During the year ended December 31, 2024, net cash provided by financing activities was $61.9 million, primarily related to proceeds from the issuance of the Predecessor common stock related to private placements prior to the Merger, the exercise of stock options and warrants and the issuance of common stock to PIPE investors.

Contractual Obligations and Commitments

Royalties

In October 2021, we entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, we agreed to certain minimum royalty amounts. In September 2025, we entered into the Second Amended and Restated License Agreement which eliminated the minimum royalty amounts through 2029, which resulted in a reversal of $0.5 million in royalties expense.

Joint Venture Agreements

On October 27, 2021, we entered into a joint venture agreement with CATL, pursuant to which we and CATL formed CAMT. While we and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither we nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget have ever been set by CAMT’s board of directors.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, we and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of December 31, 2025, we have not funded this joint venture or contributed any assets to the joint venture.

The original purpose of our joint venture with CATL US was to commercialize certain technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize the technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT), and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Certain of these estimates require the use of significant judgment because they involve assumptions that are inherently uncertain and may change as new information becomes available. If actual results differ from these estimates, the resulting changes could have a material effect on our consolidated financial statements. We consider an accounting estimate to be critical if it requires management to make assumptions about matters that are highly uncertain and if different estimates could reasonably have a material impact on our financial condition or results of operations.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing in Item 8 to this Annual Report on Form 10-K, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation

We grant stock-based awards to employees, directors and certain non-employees as part of our compensation programs. Determining the grant-date fair value of stock-based awards requires management to make estimates and assumptions that involve significant judgment.

The most significant assumptions used in estimating the fair value of stock option awards include the expected term of the award, expected stock price volatility, the risk-free interest rate and the fair value of our common stock on the grant date. Expected volatility is estimated using a combination of our historical volatility and the volatility of comparable publicly traded companies due to our limited trading history. The expected term of awards reflects management’s estimate of the period the awards are expected to remain outstanding based on historical exercise behavior and contractual terms.

We have also issued awards containing market and performance-based vesting conditions. The fair value of these awards is estimated using a Monte Carlo simulation model that incorporates assumptions regarding stock price volatility, expected term, risk-free interest rates and the probability of achieving performance conditions. These assumptions are inherently uncertain, and changes in these assumptions could materially affect the grant-date fair value of awards and the amount of stock-based compensation expense recognized in future periods.

Upon the exercise of stock options or settlement of restricted stock units, we issue newly issued shares of Class A common stock. We do not currently use treasury shares to settle equity awards. We do not currently expect to repurchase shares in the following year to satisfy equity award settlements.

We granted Earnout Share awards to certain employees in connection with the Business Combination. These awards are considered compensatory. The performance-based vesting conditions are not deemed probable of achievement as of December 31, 2025.

Earnout Shares Liability

In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible former Legacy Montana Equityholders (as defined below) are entitled to receive additional shares of our common stock upon the achievement of specified operational milestones. The Earnout Shares are classified as a liability and are remeasured at fair value at each reporting period, with changes in fair value recognized in our consolidated statements of operations.

The fair value of the Earnout Shares liability is estimated using a Monte Carlo simulation model that incorporates assumptions regarding projected EBITDA, the expected timing of commissioning production lines, stock price volatility, risk-free interest rates and the correlation between stock price and operating performance. Estimates regarding the timing of commissioning production lines and expected operating performance are based on management’s projections regarding the commercialization and scaling of our technology.

Because these assumptions involve significant judgment and are subject to change as our business evolves, changes in these assumptions could materially affect the estimated fair value of the Earnout Shares liability and result in significant gains or losses recognized in our consolidated statements of operations.

Derivative Financial Instruments and Other Financial Instruments Carried at Fair Value

Certain financial instruments issued in connection with the Business Combination and related financing transactions are classified as liabilities and measured at fair value at each reporting period. These instruments include the True Up Shares, Subject Vesting Shares and the Equity Line Obligation.

The fair value of these instruments is determined using valuation models that incorporate significant assumptions, including stock price volatility, expected term, risk-free interest rates and the probability of achieving certain market or operational conditions. Certain valuations utilize Monte Carlo simulation techniques to model potential outcomes for our stock price and operational milestones.

Because these valuations rely on assumptions about future market conditions and company performance, which are inherently uncertain, changes in these assumptions could materially affect the estimated fair value of these instruments and may result in significant gains or losses recognized in future periods. See Note 12 – Fair Value Measurements.

Equity Method Investment

We account for investments in entities over which we have significant influence but do not control using the equity method of accounting. Our investment balance reflects our share of the investee’s earnings or losses and is adjusted for basis differences identified at the time of investment.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This evaluation requires significant judgment in assessing the investee’s financial condition, expected future operating performance, industry conditions and the estimated fair value of the investment.

Key assumptions used in this assessment may include projections of the investee’s future revenues, operating margins and the timing and likelihood of achieving anticipated business milestones. These assumptions are inherently uncertain because they depend on future market conditions and the investee’s operational performance. If the estimated fair value of the investment is determined to be less than its carrying value and the decline is considered other than temporary, we would record an impairment charge equal to the difference between the carrying value and estimated fair value.

Warrants

The accounting classification of warrants requires management to evaluate the contractual terms of the instruments and determine whether they should be classified as equity or as liabilities. This evaluation requires judgment in assessing whether the warrants meet the criteria for equity classification under applicable accounting guidance, including whether the warrants are indexed to the Company’s own stock and whether they meet the conditions for equity classification.

At issuance, the warrants were measured at fair value and recorded within stockholders’ equity because management determined that the warrants meet the requirements for equity classification. The fair value of the warrants at issuance was determined based on the observable market price of the publicly traded warrants and other relevant market information.

Although these warrants are classified within equity and are not subsequently remeasured, the initial classification and valuation required management to evaluate complex contractual provisions and apply judgment in interpreting the relevant accounting guidance. Changes in the interpretation of these contractual terms or the applicable accounting guidance could have resulted in a different accounting classification, which would have required the warrants to be recorded as liabilities and remeasured at fair value in each reporting period.

Income Taxes

We account for income taxes using the asset and liability method, which requires management to estimate deferred tax assets and liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Significant judgment is required in assessing the realizability of deferred tax assets, including evaluating future taxable income, the reversal of existing temporary differences and potential tax planning strategies. When it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Changes in our expectations regarding future taxable income or the timing of the reversal of temporary differences could result in adjustments to our valuation allowance, which could materially affect income tax expense and results of operations in future periods.

Management has evaluated our tax positions, including our Predecessor’s previous status as a pass-through entity for federal and state tax purposes, and has determined that we have taken no uncertain tax positions that require adjustment to the consolidated financial statements. Our reserves related to uncertain tax positions was zero as of December 31, 2025 and 2024. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 – Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2025.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Principal Accounting Officer

Effective March 31, 2026, Jeffrey D. Gutke will be stepping down as the Company’s Chief Administrative Officer. Mr. Gutke’s decision to leave the Company is not the result of any disagreement regarding the Company’s operations, policies or practices. Effective April 1, 2026, Stephen S. Pang, the Company’s Chief Financial Officer, will assume the responsibilities of the Company’s principal accounting officer until a successor is appointed. For biographical information regarding Mr. Pang, see the Company’s Definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, filed with the SEC on April 16, 2025. No new compensatory arrangements will be entered into with Mr. Pang in connection with his designation as the Company’s principal accounting officer.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2025).
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

10.10+	Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q, filed with the SEC on May 13, 2025).
10.11+

Form of Performance-Based Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Absolute TSR) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

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

10.23

Common Stock Purchase Agreement, dated as of March 25, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025).

10.24

Registration Rights Agreement, dated as of March 25, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025).

10.25	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2025).
10.26

Second Amended and Restated Limited Liability Company Agreement of AirJoule, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).

10.27+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q, filed with the SEC on August 14, 2025).
19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2025).
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Auditors.
23.3*	Consent of Independent Registered Public Accounting Firm.
23.4*	Consent of Independent Auditors.
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Recovery of Erroneously Awarded Compensation Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2025).
99.1*	Audited Consolidated Financial Statements of AirJoule, LLC as of December 31, 2025 and for the period from January 5, 2024 (inception) to December 31, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

* Filed or furnished herewith.

† The annexes, schedules and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+ Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRJOULE TECHNOLOGIES CORPORATION

March 31, 2026	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities below on March 31, 2026.

Signature	Position

/s/ Matthew B. Jore	Chief Executive Officer and Director
Matthew B. Jore	(Principal Executive Officer)

/s/ Stephen S. Pang	Chief Financial Officer
Stephen S. Pang	(Principal Financial Officer)

/s/ Jeffrey D. Gutke	Chief Administrative Officer
Jeffrey D. Gutke	(Principal Accounting Officer)

/s/ Patrick C. Eilers	Executive Chairman
Patrick C. Eilers

/s/ Ajay Agrawal	Director
Ajay Agrawal

/s/ Max S. Baucus	Director
Max S. Baucus

/s/ Thomas E. Murphy	Director
Thomas E. Murphy

/s/ Stuart D. Porter	Director
Stuart D. Porter

/s/ Denise B. Sterling	Director
Denise B. Sterling

/s/ Marwa Zaatari	Director
Marwa Zaatari

AIRJOULE TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AirJoule Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AirJoule Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in members’ and stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 31, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AirJoule Technologies Corporation

Ronan, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AirJoule Technologies Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in members’ and stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statement”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor from 2024 to 2025.

Houston, Texas

March 25, 2025

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$21,848,455	$28,021,748
Due from related party	1,212,514	2,820,129
Prepaid expenses and other current assets	750,648	613,754
Total current assets	23,811,617	31,455,631
Operating lease right-of-use asset	115,102	147,001
Property and equipment, net	24,544	16,373
Investment in AirJoule, LLC	316,657,273	338,178,633
Other assets	33,696	54,482
Total assets	$340,642,232	$369,852,120
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$163,107	$79,202
Other accrued expenses	2,066,218	1,720,318
Operating lease liability, current	34,437	30,227
True Up Shares liability	—	2,189,000
Total current liabilities	2,263,762	4,018,747
Earnout Shares liability	6,196,000	24,524,000
Subject Vesting Shares liability	1,180,000	7,819,000
Operating lease liability, non-current	89,564	124,002
Deferred tax liability	62,975,045	81,256,047
Total liabilities	72,704,371	117,741,796
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares issued and outstanding as of December 31, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 61,207,295 and 55,928,661 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6,121	5,593
Additional paid-in capital	78,444,477	53,577,270
Retained earnings	189,487,263	198,527,461
Total stockholders’ equity	267,937,861	252,110,324
Total liabilities and stockholders’ equity	$340,642,232	$369,852,120

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Cost and expenses:
General and administrative	$12,487,797	$9,042,150
Research and development	1,008,592	2,020,388
Sales and marketing	79,326	150,927
Transaction costs incurred in connection with business combination	—	54,693,103
Depreciation and amortization	9,837	6,517
Loss from operations	(13,585,552)	(65,913,085)
Other income (expense):
Interest income	997,687	932,371
Gain on contribution to AirJoule, LLC	—	333,500,000
Equity loss from investment in AirJoule, LLC	(39,271,360)	(5,321,367)
Change in fair value of Earnout Shares liability	18,328,000	29,197,000
Change in fair value of True Up Shares liability	106,106	(1,634,000)
Change in fair value of Subject Vesting Shares liability	6,639,000	3,973,000
Change in fair value of Equity Line Obligation liability	(538,076)	—
Gain on settlement of legal fees	—	2,207,445
Other income	2,995	10,245
Total other income (expense), net	(13,735,648)	362,864,694
Income (loss) before income taxes	(27,321,200)	296,951,609
Income tax benefit (expense)	18,281,002	(81,256,047)
Net income (loss)	$(9,040,198)	$215,695,562

Weighted average Class A common stock outstanding, basic	59,143,290	47,964,244
Basic net income (loss) per share, Class A common stock	$(0.15)	$4.15

Weighted average Class A common stock outstanding, diluted	59,143,290	49,461,753
Diluted net income (loss), per share, Class A common stock	$(0.15)	$4.03

Weighted average Class B common stock outstanding, basic and diluted	—	4,068,516
Basic net income per share, Class B common stock	$—	$4.15
Diluted net income per share, Class B common stock	$—	$4.03

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2025

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Exercise of options	296,065	30	99,687	—	99,717
Stock-based compensation	—	—	5,362,365	—	5,362,365
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
PIPE offering proceeds, net	3,775,126	377	14,241,891	—	14,242,268
Issuance of common stock upon vesting of restricted stock units	163,861	16	(16)	—	—
Purchases pursuant to employee stock purchase plan	11,756	1	41,168	—	41,169
Equity Line Purchase Agreement proceeds	755,946	76	3,039,246	—	3,039,322
Net loss	—	—	—	(9,040,198)	(9,040,198)
Balance at December 31, 2025	61,207,295	$6,121	$78,444,477	$189,487,263	$267,937,861

For the Year Ended December 31, 2024

	Members’	Preferred	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Contribution	Units	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	$2,109,310	$9,158,087	—	$—	—	$—	$—	$—	$(17,168,101)	$(5,900,704)
Retroactive application of recapitalization	(2,109,310)	(9,158,087)	32,731,583	3,274	4,759,642	476	—	11,263,647	—	—
Issuance of common stock	—	—	7,046,147	705	—	—	(6,000,000)	61,749,295	—	55,750,000
Exercise of warrants	—	—	1,086,529	109	—	—	—	45,651	—	45,760
Exercise of options	—	—	2,302,830	229	—	—	—	130,467	—	130,696
Reverse capitalization, net of transaction costs	—	—	8,001,930	800	—	—	—	(21,028,277)	—	(21,027,477)
Subscription proceeds received	—	—	—	—	—	—	6,000,000	—	—	6,000,000
Conversion of class B common stock to class A common stock	—	—	4,759,642	476	(4,759,642)	(476)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	1,416,487	—	1,416,487
Net income	—	—	—	—	—	—	—	—	215,695,562	215,695,562
Balance at December 31, 2024	$—	$—	55,928,661	$5,593	—	$—	$—	$53,577,270	$198,527,461	$252,110,324

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(9,040,198)	$215,695,562
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	9,837	6,517
Deferred tax expense (benefit)	(18,281,002)	81,256,047
Amortization of operating lease right-of-use assets	31,900	29,282
Change in fair value of Earnout Shares liability	(18,328,000)	(29,197,000)
Change in fair value of True Up Shares liability	(106,106)	1,634,000
Change in fair value of Subject Vesting Shares liability	(6,639,000)	(3,973,000)
Change in fair value of Equity Line Obligation liability	240,134	—
Change in accrued royalties	(250,000)	—
Gain on contribution to AirJoule, LLC	—	(333,500,000)
Equity loss from investment in AirJoule, LLC	39,271,360	5,321,367
Non-cash transaction costs in connection with business combination	—	53,721,000
Gain on settlement of legal fees	—	(2,207,445)
Stock-based compensation	4,867,357	1,323,936
Changes in operating assets and liabilities:
Due from related party	2,102,623	(2,727,578)
Due to related party	—	(1,440,000)
Prepaid expenses and other assets	116,220	(166,888)
Operating lease liabilities	(30,227)	(22,054)
Accounts payable	19,131	(2,459,898)
Accrued expenses, accrued transaction costs and other liabilities	381,426	(7,555,294)
Net cash used in operating activities	(5,634,545)	(24,261,446)
Cash flows from investing activities
Purchases of property and equipment	(18,008)	(19,058)
Investment in AirJoule, LLC	(17,750,000)	(10,000,000)
Net cash used in investing activities	(17,768,008)	(10,019,058)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	45,760
Proceeds from the exercise of options and purchases pursuant to employee stock purchase plan	140,887	130,696
Deferred offering costs	(103,508)	—
Proceeds from the PIPE offering, net	14,242,268	—
Proceeds from the issuance of common stock	—	61,750,000
Proceeds from the issuance of common stock pursuant to Equity Line Purchase Agreement	2,949,613	—
Net cash provided by financing activities	17,229,260	61,926,456
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,173,293)	27,645,952
Cash, cash equivalents and restricted cash, beginning of period	28,021,748	375,796
Cash, cash equivalents and restricted cash, end of the period	$21,848,455	$28,021,748
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$2,082,894	$—
Deferred offering costs included in accrued expenses and other current liabilities	$128,820	$—
Initial recognition of True Up Shares liability	$—	$555,000
Initial recognition of Subject Vesting Shares liability	$—	$11,792,000
Initial recognition of ROU asset and operating lease liability	$—	$172,649
Liabilities combined in recapitalization, net	$—	$8,680,477
Contribution to AirJoule, LLC of license to technology	$—	$333,500,000
Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR) and TenX Investment in Energy Enterprises & Management Co. We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems (previously referred to as our A250 systems) for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime (previously referred to as our A1000 system) system in preparation for commercial sales beginning in late 2026.

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

On January 25, 2024, Legacy Montana entered into the Framework Agreement with GE Vernova, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which Legacy Montana and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form the AirJoule, LLC (the “AirJoule JV”) in which Legacy Montana and GE Vernova hold a 50% interest. The joint venture transaction closed on March 4, 2024. AirJoule, LLC, the entity formed under this agreement, is included under the equity method of accounting within these financial statements. See Note 5 - Equity Method Investment for further details.

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The April 2025 PIPE

On April 23, 2025, the Company entered into subscription agreements (the “April 2025 PIPE Subscription Agreements”) with certain investors (the “April 2025 PIPE Investors”), pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from AirJoule, and AirJoule agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act generating net proceeds of $14.2 million.

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued shares of common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. Included in the conditions is a price payable (the “Equity Line Obligation liability”) by the Company to the Equity Line Investor if the Company sells shares to the Equity Line Investor. The Equity Line Obligation liability does not have a material impact on existing sources of liquidity. See further discussion in Note 3 - Summary of Significant Accounting Policies. As of December 31, 2025, 755,946 shares were sold under the Equity Line Purchase Agreement generating proceeds of approximately $3.0 million.

Liquidity

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of December 31, 2025, the Company had $21.5 million of working capital including $21.8 million in cash, cash equivalents and restricted cash. The Company had restricted cash of approximately $30,833, which represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

Future capital requirements will depend on many factors, including, the timing and extent of spending by the Company and its joint ventures to support the launch of their product and research and development efforts, the degree to which the Company is successful in launching business initiatives and the cost associated with these initiatives, the timing and extent of contributions made to the Company’s joint ventures by the other partners and the growth of the Company’s business generally. Pursuant to the A&R Joint Venture Agreement, the Company agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV following the JV closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In 2025, the Company made capital contributions totaling $17.8 million to the AirJoule JV to support productization and commercialization activities. Of this amount, $5 million came from GE Vernova’s participation in the April 2025 PIPE Subscription Agreement and is therefore excluded from the calculation of the Company’s remaining commitment pursuant to the terms of the A&R Joint Venture Agreement. Therefore, the Company’s remaining commitment for capital contributions to the AirJoule JV is $77.3 million as of December 31, 2025. See Note 5 - Equity Method Investment for further information.

Capital Contributions

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. During the year ended December 31, 2025, the Company contributed $17.8 million in capital contributions to the AirJoule JV.

The Company expects to support the Company’s current business plan, including the capital contributions to fund the AirJoule JV operating requirements for at least twelve months from the date the financial statements are issued using existing cash resources and proceeds previously raised. If additional capital is required to support future opportunities or costs beyond the current business plan, the Company may seek to obtain additional financing.

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

The Company owns a noncontrolling interest in an unconsolidated joint venture with GE Vernova, the AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity gain (loss) from investment in AirJoule, LLC in its consolidated statements of operations. See further discussion of the Company’s unconsolidated affiliate in Note 5 - Equity Method Investment.

Segment Information

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The CODM reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The measure of segment performance is based on consolidated net income (loss) as reported in the consolidated statement of operations. The measure of segment assets is reported in the consolidated balance sheets as total assets.

The CODM is regularly provided with consolidated expense information as presented on the face of the consolidated statement of operations and does not receive disaggregated expenses. The CODM uses net income (loss) to monitor budget versus actual results, assess performance and decide how to allocate resources. The CODM reviews consolidated general and administrative expenses, research and development expenses and interest earned on the Company’s interest-bearing accounts in evaluating operating performance and liquidity. Additionally, the CODM reviews the Company’s investment in AirJoule, LLC for material changes, including potential impairment resulting from events or changes in circumstances indicating that a decline in value has occurred that is other than temporary. See further discussion of the Company’s unconsolidated affiliate in Note 5 - Equity Method Investment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period.

Some of the more significant estimates include fair values of liabilities associated with the Earnout Shares, True Up Shares and Subject Vesting Shares (as such terms are defined in Note 4 – Recapitalization), fair value of the investment in the AirJoule JV and income taxes. Due to the uncertainty involved in making estimates, actual results could differ from those estimates, which could have a material effect on the financial condition and results of operations in future periods.

Cash, Cash Equivalents and Restricted Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of cash, cash equivalents and restricted cash approximate their fair values due to the short-term nature of these instruments. As of December 31, 2025 and December 31, 2024, there was $19.2 million and $20.4 million held in money market funds, respectively. The Company maintains cash balances at financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limits. The amounts over these insured limits as of December 31, 2025 and 2024 were $1.8 million and $6.9 million, respectively. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of the financial institutions. No losses have been incurred to date on any deposits.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are netted against gross proceeds.

Equity Method Investment

Investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments in the statements of operations.

Under the equity method of accounting, the Company’s investment is initially recorded at fair value in the consolidated balance sheets. Upon initial investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets, and any basis differences are attributed to specific assets or liabilities of investee. The Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding assets with indefinite useful lives. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance. The Company subsequently records in the statements of operations its share of income (loss) of the investee within other income (expense), which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, and there is not a commitment to provide funding for future losses, the Company will suspend recognizing losses.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary, it is impaired to its current estimated fair value. If there are significant changes in the evidence considered in the Company’s evaluation there could be future impairments that could materially adversely impact the Company’s equity method investments.

Additionally, if an equity method investee recognizes a goodwill impairment charge in its separate financial statements in excess of its current basis difference attributable to goodwill, the Company will recognize its share of the impairment in its financial statements in the same manner in which it recognizes other earnings of the investee.

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet the liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815”). In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification. The Company evaluated the terms of the warrants issued and concluded that the warrants meet both criteria and therefore are classified as equity.

If a warrant does not meet the conditions for equity classification, it is carried in the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating gains (losses) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured.

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

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Management has evaluated the Company’s tax positions, including its previous status as a pass-through entity for federal and state tax purposes, and has determined that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements. The Company’s reserve related to uncertain tax positions was zero as of December 31, 2025 and 2024. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Among other provisions, the OBBBA made permanent extensions of certain provisions within the Tax Cuts and Jobs Act and allowance of immediate expensing of qualified research and development expenses. However, we will continue to capitalize R&D costs for tax purposes given our existing net operating loss carryforward position, as the immediate deduction would not provide a current tax benefit.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The recorded amounts of certain financial instruments, including accounts payable, accrued expenses and other current liabilities approximate fair value due to their relatively short maturities. See Note 5 – Equity Method Investment for measurements of the Investment in AirJoule, LLC measured utilizing level 3 inputs as of March 4, 2024 and December 31, 2025. See Note 12 – Fair Value Measurements for measurements of the Earnout Shares, True Up Shares and Subject Vesting Shares, measured utilizing level 3 inputs as of December 31, 2025 and 2024.

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

The Company estimated fair value of the Earnout Shares with a Monte Carlo simulation using a distribution of potential outcomes for expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and stock price at expected commission dates, utilizing a correlation coefficient for EBITDA and stock price, and assuming $50.0 million of Annualized EBITDA per production line, with each of the production lines commissioned over a five-year period. EBITDA was discounted to the valuation date with a weighted average cost of capital estimate and forecasted to each estimated commission date. Earnout mechanics at each estimated commission date were assessed, and if the earnout thresholds were achieved, the future value of the Earnout Shares was discounted to the valuation date utilizing a risk-free rate commensurate with the overall term. The commission dates used reflected management’s best estimates regarding the time to complete full construction and achieve operational viability of a production line, including all permitting, regulatory approvals and necessary or useful inspections. The five-year period and overall settlement mechanics for the Earnout Shares represent contractual inputs. Pursuant to the earnout and subject vesting share arrangements, up to 1,291,813 shares of the Company’s common stock may be issued upon the satisfaction of specified performance-based and service-based vesting conditions. The performance-based vesting conditions are not deemed probable of achievement as of December 31, 2025.

Management’s valuation of the Earnout Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. The Company determined the Earnout Shares associated with employees are accounted for as compensation. See “Stock-Based Compensation” below.

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

The Subject Vesting Shares liability was an assumed liability of XPDB. The Subject Vesting Shares vest and are no longer subject to forfeiture as described in Note 4 – Recapitalization. They do not meet the “fixed-for-fixed” criterion and thus are not considered indexed to the Company’s stock price. As such, management determined that the Subject Vesting Shares should be classified as a liability and recognized at fair value at each reporting period with changes in fair value included in the consolidated statements of operations . The estimated fair value of the Subject Vesting Shares was determined utilizing a Monte Carlo simulation, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Calculation of the value of the Subject Vesting Shares considered the $12.00 and $14.00 vesting conditions in addition to the vesting related to the milestones associated with the Earnout Shares. Management’s valuation of the Subject Vesting Shares liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. See Note 12 – Fair Value Measurements.

The Equity Line Obligation liability does not qualify as equity under ASC 815; therefore, the Equity Line Obligation liability is required to be classified as a liability and measured at fair value. The Company measures the fair value of the Equity Line Obligation liability on a nonrecurring basis as expected changes in the liability will be immaterial to the consolidated financial statements. The Company will recognize at fair value any shares purchased by the Equity Line Investor using the purchase price of the shares on the date of issuance while derecognizing the then-current fair value of the Equity Line Obligation liability and include the associated fair value gain or loss in the consolidated statements of operations as other income (loss). See Note 12 — Fair Value Measurements for further discussion.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements granted to employees and non-employees by measuring the grant date fair value of each award and recognizing the resulting expense over the period during which the recipient is required to perform services in exchange for the award. Stock-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the applicable performance conditions will be achieved. Once it is probable that the performance condition will be achieved, the Company recognizes stock-based compensation cost over the remaining requisite service period on a graded vesting basis, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of achievement, if any. Stock-based compensation expense for equity awards that contain market vesting conditions is recognized over the requisite service period commencing on the grant date even if the market condition is not satisfied. The Company accounts for forfeitures when the forfeitures occur.

The Company estimates the fair value of stock option awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires inputs including but not limited to the stock option’s expected term, the price volatility of the underlying stock, the applicable risk-free interest rate and the expected dividend yield of the underlying common stock. The grant date fair value of restricted stock units that contain service vesting conditions are estimated based on the fair value of the underlying stock on the grant date. For restricted stock units with market vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. Upon the exercise of stock options or settlement of restricted stock units, the Company issues newly issued shares of Class A common stock. The Company does not currently use treasury shares to settle equity awards. The Company does not currently expect to repurchase shares in the following year to satisfy equity award settlements.

The Company granted Earnout Share awards to certain employees in connection with the Business Combination. These awards are considered compensatory. The performance-based vesting conditions are not deemed probable of achievement as of December 31, 2025.

The Company estimates the fair value of Earnout Shares awards to employees, which are considered compensatory awards and accounted for using the Monte-Carlo simulation model, with underlying forecast mathematics based on geometric Brownian motion in a risk-neutral framework. The Monte-Carlo simulation model was selected as the valuation methodology for the Earnout Shares due to the path-dependent nature of applicable triggering events. The Monte-Carlo model requires the use of highly subjective and complex assumptions, estimates and judgments, including the current stock price, the volatility of the underlying stock, expected term, the risk-free interest rate, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of stock-based compensation arrangements. During the period from the date of the Business Combination through December 31, 2025, the Company did not record stock-based compensation expense associated with these Earnout Shares as the performance conditions associated with these Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for these Earnout Shares with a performance-based vesting condition that was not deemed probable during the years ended December 31, 2025 and 2024 was $1.7 million and $6.6 million, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss), which is allocated based upon the proportionate amount of weighted average shares outstanding, by each class of stockholder’s stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, Earnout Shares, True Up Shares, Subject Vesting Shares and restricted stock units (“RSUs”), to the extent dilutive, except in periods in which the net result is a loss, because inclusion of such potential shares would be anti-dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. Additionally, RSUs that vest based on service conditions that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Finally, Earnout Shares, True Up Shares and Subject Vesting shares are not included in the calculation of dilutive net income per share if their conditions are not deemed satisfied for issuance as of the reported period. Dilutive net income per share was not calculated for the year ended December 31, 2025 given the reported net loss position. For the year ended December 31, 2025, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 1,291,813 Earnout Shares, 2,298,066 options and 643,233 RSUs were anti-dilutive. For the year ended December 31, 2024, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive.

For the year ended December 31, 2024, dilutive shares included in the calculation or net income per share of common stock, utilizing the treasury stock method, were 1,272,270 shares of common stock issuable upon the exercise of options and 225,239 shares of common stock issuable upon the triggering event of the True Up Shares during the third quarter of 2024.

The net income per share of common stock presented in the consolidated statements of operations is based on the following for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	Class A Common Stock	Class A Common Stock	Class B Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(9,040,198)	$198,830,017	$16,865,545
Denominator:
Basic weighted average shares outstanding	59,143,290	47,964,244	4,068,516
Basic net income (loss) per share of common stock	$(0.15)	$4.15	$4.15
Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(9,040,198)	$199,301,831	$16,393,731
Denominator:
Diluted weighted average shares outstanding	59,143,290	49,461,753	4,068,516
Diluted net income (loss) per share of common stock	$(0.15)	$4.03	$4.03

New Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for the Company for fiscal years beginning after December 15, 2025. The Company adopted this ASU. Refer to Note 14, Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The Company is also evaluating the impact of other recently issued accounting standards that are not yet effective and does not expect that the adoption of such standards will have a material impact on its consolidated financial statements.

Note 4 — RECAPITALIZATION

On June 5, 2023, XPDB and Merger Sub entered into the Merger Agreement with Legacy Montana. On March 14, 2024, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Montana, with Legacy Montana surviving the Merger as a wholly owned subsidiary of XPDB.

As part of the Business Combination, the holders of Legacy Montana equity securities (the “Legacy Montana Equityholders”) received consideration (the “Merger Consideration”). After giving effect to the conversion of all outstanding Legacy Montana preferred units into Legacy Montana Class B common units, which occurred prior to the effective time of the Merger, the Merger Consideration was paid (i) in the case of holders of Legacy Montana Class B common units and Legacy Montana Class C common units, in the form of newly issued shares of Class A common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to one vote per share on all matters submitted to a vote of the holders of Class A common stock, whether voting separately as a class or otherwise, (ii) in the case of holders of Legacy Montana Class A common units, in the form of newly issued shares of Class B common stock, with a $10.00 value ascribed to each such share and which entitles the holder thereof to a number of votes per share such that the Legacy Montana Equityholders as of immediately prior to the Closing, immediately following the Closing, collectively owned shares representing at least 80% of the voting power of all classes of capital stock of the recapitalized company (the “Post-Combination Company”) entitled to vote on matters submitted to a vote of the stockholders of the Post-Combination Company and (iii) in the case of holders of Legacy Montana options, each outstanding Legacy Montana option, whether vested or unvested, were converted into an option to purchase, upon the same terms and conditions as are in effect with respect to the corresponding Legacy Montana option immediately prior to the Closing, including with respect to vesting and termination-related provisions, a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (x) the number of Legacy Montana common units underlying such option immediately prior to the Closing and (y) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per Legacy Montana common unit underlying such option immediately prior to the Closing divided by (B) the number of shares of Class A common stock issued in respect of each Legacy Montana common unit in the Business Combination pursuant to the Merger Agreement.

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

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share), and the Company has reserved shares of Class A common stock that may be issuable in the future upon full completion of construction and achievement of operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of Legacy Montana’s key components See Note 12 - Fair Value Measurements for additional information on the Earnout Shares.

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

On March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock (the “True Up Shares”) if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. The True Up Shares were considered a variable-share obligation under ASC 480-10-25-14, and as a result were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company’s stock price at close of business on the triggering event date was recognized as a gain in the consolidated statements of operations. See Note 12 – Fair Value Measurements.

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

Transaction Costs

During the year ended December 31, 2024, based on the proceeds received, the Company expensed $54.7 million for transaction costs incurred in connection with the Business Combination, inclusive of the recognition of the Earnout Shares liability of $53.7 million, because the transaction costs exceeded the proceeds received in the Business Combination. See Note 12 - Fair Value Measurements for further information on the recognition and measurement of the Earnout shares. The remaining transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

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

Pursuant to the A&R Joint Venture Agreement, the Company agreed to contribute up to an additional $90.0 million in capital contributions to the AirJoule JV following the JV closing based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. In 2025, the Company made capital contributions totaling $17.8 million to the AirJoule JV to support productization and commercialization activities. Of this amount, $5 million came from GE Vernova’s participation in the April 2025 PIPE Subscription Agreement and is therefore excluded from the calculation of the Company’s remaining commitment pursuant to the terms of the A&R Joint Venture Agreement. Therefore, the Company’s remaining commitment for capital contributions to the AirJoule JV is $77.3 million as of December 31, 2025. In general, for the first six years, GE Vernova has the right, but not the obligation, to make capital contributions to the AirJoule JV. Until GE Vernova elects to participate and contributes its pro-rata share of all past capital contributions and commits to contribute its pro-rata share for all future capital contributions (such date, the “GE Match Date”), the Company shall be solely responsible for funding the AirJoule JV, and the Company shall have a distribution preference under the A&R Joint Venture Agreement for the amount of its post-closing capital contributions plus a 9.50% preferred return on such amounts.

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

AirJoule, LLC is a variable interest entity for which the Company has determined there is shared power with GE Vernova and therefore accounts for the VIE under the equity method of accounting. The Company considered the power to direct significant activities and obligation to absorb losses or right to receive benefits in assessing whether or not the VIE should be accounted for under the equity method of accounting. Certain assumptions the Company used to reach its conclusion included the lack of reconsideration events, the assessment of decision-making rights based on contractual agreements and expected financial exposure.

In addition to $10.0 million in cash the Company contributed to the AirJoule JV, the Company contributed a perpetual license in its intellectual property with a carrying value of zero in exchange for its investment in AirJoule, LLC. In applying the equity method, the Company’s investment was initially recorded at fair value in the consolidated balance sheet. As it relates to the contributed perpetual license, the Company followed the following the guidance in ASC 610-20, Sale or Transfer of Non-financial Assets, which states the transfer of a license of IP that is not part of the entity’s ordinary activities, the entity should apply the licensing guidance in ASC 606, Revenue from Contracts with Customers, by analogy when evaluating the recognition and measurement of consideration received in exchange for transferring the rights to the IP and record this as other income in the statements of operations. As such the Company recognized a gain of $333.5 million (and treated as a temporary item for tax purposes resulting in a deferred tax liability of approximately $87.8 million) as presented in the accompanying consolidated statements of operations.

The Company evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. AirJoule, LLC has elected to early adopt ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60), and, as a result measured the contributed assets at fair value. AirJoule, LLC was deemed a business as defined in ASC 805, Business Combinations, and, as such there was a basis difference of $266.0 million between the Company’s investment and the amount recorded in member’s capital by the investee, AirJoule, LLC, related to goodwill which has an indefinite life.

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

The Company’s share of the income (loss) reported by AirJoule, LLC is recorded as an equity gain (loss) from investment in AirJoule, LLC in the accompanying consolidated statements of operations.

The following table contains balance sheet information of AirJoule, LLC:

	December 31,
	2025	2024
Total current assets	$660,788	$2,330,386
In-process research and development	613,400,000	674,700,000
Goodwill	290,025,000	534,353,000
Other non-current assets	6,559,351	5,796,941
Total assets	$910,645,139	$1,217,180,327
Total current liabilities	$3,338,471	$4,531,668
Total non-current liabilities	4,512,028	4,238,293
Total liabilities	7,850,499	8,769,961
Members’ equity	$1,236,803,100	$1,219,053,100
Accumulated deficit	(334,008,460)	(10,642,734)
Total liabilities and members’ equity	$910,645,139	$1,217,180,327

AirJoule, LLC tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values.

Given AirJoule, LLC’s status as an early-stage company with limited operating history and the uncertainties regarding AirJoule, LLC’s successful development and commercialization of its products, there can be no assurance that the estimates and assumptions made for purposes of its goodwill impairment testing in 2025 will prove to be accurate predictions of the future. If AirJoule, LLC’s assumptions, including timing of revenue generation and forecasted EBITDA, are not achieved, then AirJoule, LLC may be required to record goodwill impairment charges in future periods.

Based on triggering events, specifically a sustained decline in the Company’s stock price, AirJoule, LLC performed an interim impairment test as of September 30, 2025 and December 31, 2025 on its in-process R&D. In performing the interim impairment test as of September 30, 2025, AirJoule, LLC determined that the fair value of its in-process R&D exceeded the respective carrying value, concluding no impairment. In performing the interim impairment test as of December 31, 2025, AirJoule, LLC determined that the carrying value of its in-process R&D exceeded the respective fair value, concluding an impairment of $61.3 million. The Company’s share of the in-process R&D impairment reported by AirJoule, LLC was recorded as an equity loss from investment in AirJoule, LLC in the accompanying consolidated statements of operations.

Additionally, AirJoule, LLC performed an interim impairment test as of September 30, 2025 and December 31, 2025 on its goodwill and determined that the carrying value exceeded the respective fair value and recorded goodwill impairment charges of $244.3 million during the year ended December 31, 2025. As a result, the Company reduced its basis difference by the Company’s share of AirJoule, LLC’s goodwill impairment charges. The Company’s updated basis difference as of December 31, 2025 was $143.8 million.

The following table contains statement of operations information of AirJoule, LLC for the year ended December 31, 2025:

	Year Ended December 31, 2025	For the period from January 5, 2024 (inception) to December 31, 2024
Gross Sales:
Revenue	$110,000	$—
Cost of sales	(308,812)	—
Gross loss	(198,812)	—
Operating expenses	(17,902,192)	(10,859,829)
In-process research and development impairment	(61,300,000)	—
Goodwill impairment	(244,328,000)	—
Other income, net	363,278	217,095
Net loss	$(323,365,726)	$(10,642,734)

Note 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Machinery and equipment	$44,794	$26,786
Vehicles	5,295	5,295
Total cost	50,089	32,081
Less: Accumulated depreciation	(25,545)	(15,708)
Property and equipment, net	$24,544	$16,373

Depreciation expense related to the Company’s property and equipment was $9,837 and $6,517 for the years ended December 31, 2025 and 2024, respectively, which were included within depreciation and amortization in the consolidated statements of operations.

Note 7 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of December 31, 2025	As of December 31, 2024
Accrued royalty	$—	$250,000
Accrued payroll	1,506,282	1,125,846
Professional services	207,156	205,790
Equity Line Obligation	150,425	—
Accrued other	202,355	138,682
Total other accrued expenses	$2,066,218	$1,720,318

Note 8 — LEASES

Lease payments for the company’s operating lease was $36,700 and $24,750, for the year ended December 31, 2025 and 2024. Lease expense for the company’s operating lease was $38,373 and $31,977, for the year ended December 31, 2025 and 2024. As of December 31, 2025, the Company’s operating lease was $3,175 per month with a remaining term of 39 months and a discount rate of 4.69%. Lease expense is included in general and administrative costs in the accompanying consolidated statements of operations. This lease includes a renewal option at the election of the Company to renew or extend the lease. This optional period has not been considered in the determination of the ROU assets or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

At December 31, 2025, approximate future minimum rental payments required under the lease agreement is as follows:

Operating Lease
2026	39,370
2027	40,945
2028	42,583
2029	10,714
Total undiscounted lease payments	133,612
Less: effects of discounting	(9,611)
Operating Lease Liability	$124,001

Classified as:
Operating lease liability, current	$34,437
Operating lease liability, non-current	$89,564

Note 9 — RELATED PARTY TRANSACTIONS

Lease Agreement

The Company had a property lease with a related party which terminated on March 14, 2024. Lease expenses under this lease for the year ended December 31, 2025 and 2024 were $0 and $6,000, respectively, and were included in general and administrative costs in the consolidated statements of operations.

Consultancy Agreement

On January 1, 2019, the Company entered into a consultancy agreement with a company affiliated with the Chief Executive Officer for a monthly payment of $20,000 in exchange for the Chief Executive Officer providing services in connection with the development and sales of Company technologies and products. There was no expense in the consolidated statements of operations for the years ended December 31, 2025 and $80,000 was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. On May 1, 2024, this consultancy agreement was terminated. As of December 31, 2025 and 2024, no payments were owed under this agreement.

Office Services Agreement

On October 31, 2020, the Company entered into a consultancy agreement with an affiliate for a monthly payment of $5,000 to provide office services. For the years ended December 31, 2025 and 2024. $0 and $20,000 was included in research and development expenses in the consolidated statements of operations, respectively. On May 1, 2024, this office services agreement was terminated. As of December 31, 2025 and 2024, $0 was owed under this agreement.

Due to Related Party

The Sponsor of XPDB (the “Sponsor”) is a related party as a result of its ownership interest in XPDB prior to the consummation of the Business Combination and its ability to exercise significant influence over XPDB’s operations and strategic decisions through such ownership and board representation.

Commencing on December 9, 2021, and continuing through the consummation of the initial Business Combination, XPDB entered into an administrative services agreement with an affiliate of the Sponsor pursuant to which XPDB agreed to pay $20,000 per month for office space, administrative and support services. The agreement was on a month-to-month basis and did not bear interest. No additional fees were charged beyond the fixed monthly amount. Upon the closing of the Business Combination, the Company assumed the outstanding balance under this arrangement totaling $540,000. The balance was non-interest bearing, unsecured, and was repaid in full in May 2024.

In 2023, in connection with the extension of XPDB’s termination date following stockholder approval of the extension amendment proposal, the Sponsor contributed an aggregate of $900,000 to the XPDB trust account. These contributions were made to fund the required deposits into the trust account in connection with the extension and were evidenced by promissory notes. The promissory notes were non-interest bearing and payable upon the earlier of the consummation of the Business Combination or liquidation of XPDB. Upon the closing of the Business Combination, the Company assumed the outstanding balance of $900,000. The balance was subsequently repaid in full in May 2024.

Due from Related Party

In November 2024, Legacy Montana executed a statement of work with AirJoule, LLC. Expected reimbursement of costs incurred during the year ended December 31, 2025 was $1.6 million and $0.6 million of general and administrative and research and development expenses, respectively, of which $1.0 million was received as of December 31, 2025. Reimbursement of costs incurred as of December 31, 2024 was $2.0 million and $0.8 million of research and development and general and administrative expenses, respectively, of which all was received in 2025.

Related Party Equity Transactions

As described in Note 10 – Stockholders’ Equity (Deficit), Legacy Montana sold equity interests that subsequently converted into shares of Class A common stock, to TEP Montana, LLC (“TEP Montana”). The Executive Chairman of the Company is the managing partner of the managing member of TEP Montana.

The Company granted options and awards to the employees of AirJoule, LLC during the year ended December 31, 2025. The number of options and awards granted to the employees of AirJoule, LLC are found in Note 11 – Stock-based Compensation.

Note 10 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A common stock — The Company is authorized to issue 600,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2025 and December 31, 2024, there were 61,207,295 shares and 55,928,661 shares of Class A common stock issued and outstanding, respectively. Each share of Class A common stock has one vote and has similar rights and obligations.

Class B common stock — At December 31, 2025 and December 31, 2024, there were zero shares of Class B common stock issued and outstanding, respectively. Shares of Class B common stock were convertible into shares of Class A common stock on a one-for-one basis (i) at any time and from time to time at the option of the holder thereof or (ii) automatically upon on the earliest to occur of (a) the date that is seven (7) years from the date of the Second Amended and Restated Certificate of Incorporation and (b) the first date on which the permitted Class B owners cease to own, in the aggregate, at least 33.0% of the number of shares of Class B common stock issued and held by the permitted Class B owners immediately following the effective time of the Business Combination (or as to which the permitted Class B owners are entitled to as of such time), in each case, as equitably adjusted to reflect any stock splits, reverse stock splits, stock dividends, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction, each outstanding share of Class B common stock shall automatically, without any further action by the Corporation or any stockholder, convert into one (1) fully paid and nonassessable share of Class A common stock.

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

As of December 31, 2025, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

During the year ended December 31, 2025, the Company entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act generating net proceeds of $14.2 million.

Note 11 — STOCK-BASED COMPENSATION

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

During the year ended December 31, 2024, Legacy Montana option holders exercised their options to purchase a total of 2,302,830 shares of Class A common stock, as converted, for a total purchase price of $130,696.

During the year ended December 31, 2025, Legacy Montana option holders exercised their options to purchase a total of 296,065 shares of Class A common stock, as converted, for a total purchase price of $99,717.

As of December 31, 2025, of the 878,022 Legacy Montana options that are outstanding, 535,955 options expire on December 7, 2030, 71,395 options expire on March 15, 2031, 60,672 options expire on April 4, 2030 and 210,000 options expire on April 8, 2031.

2024 Incentive Award Plan

On March 8, 2024, the holders of XPDB common stock considered and approved the Montana Technologies Corporation’s 2024 Incentive Award Plan (the “Incentive Plan”), which became effective immediately upon the Closing on March 14, 2024. Under the Incentive Plan, the Company may grant equity and equity-based awards to certain employees, consultants and non-employee directors award, such as, (a) Incentive Stock Options (granted to employees only), (b) Non-Qualified Stock Options (“NSOs”), (c) Stock Appreciation Rights, (d) Restricted Stock Units (e) Restricted Stock, (f) dividend equivalents and (g) other stock and cash-based awards of the Company (“Incentive Awards”). The sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with ASC 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $500,000 (or, with respect to the first fiscal year of the Post-Combination Company during which a non-employee director first serves as a non-employee director, $1,000,000). Options granted by the Company typically have a maximum contract term of ten years. RSUs with service-only conditions granted by the Company typically vest over a three or four year period. As of December 31, 2025, there were 4,892,118 shares of common stock available for future issuance under the Incentive Plan.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective immediately upon the Closing on March 14, 2024 and as of December 31, 2025, a total of 1,621,743 shares of common stock are reserved for issuance under the 2024 ESPP. Eligible employees may purchase shares of common stock under the 2024 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 12,000 shares during any one purchase period. The 2024 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2025, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2026, the share reserve increased by 612,072. There were 11,756 shares issued under the Company’s 2024 ESPP for aggregate proceeds of less than $0.1 million during the year ended December 31, 2025.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

	Year Ended December 31,
	2025	2024
General and administrative	$4,769,539	1,303,546
Research and development	97,818	20,390
Total stock-based compensation	$4,867,357	1,323,936

The related income tax benefit recognized was $0.2 million.

Stock Options

The following table summarizes option activity for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	2,537,602	$5.60	7.85
Granted	69,124	10.23
Exercised	(296,065)	0.34
Forfeited	(57,472)	10.23
Balance at December 31, 2025	2,253,189	$6.30
Vested and expected to vest	2,253,189	6.30	7.09
Exercisable at the end of the period	1,429,251	4.03	6.32

During the year ended December 31, 2025, 69,124 options were granted. As of December 31, 2025, the unrecognized compensation cost for options issued and then outstanding was $1.9 million and will be recognized over an estimated weighted-average amortization period of 2.43 years. The total intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $1.7 million and $0.7 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025 was $3.3 million.

The fair value of the options were determined using the Black-Scholes option-pricing model and were based on the following weighted average assumptions:

	Awards Granted During the Year Ended
	December 31, 2025	December 31, 2024
Expected term - years	9.1	6.1 - 10.0
Expected volatility	28.6%	28.5% - 29.5%
Risk-free interest rate	4.2%	3.7% - 4.2%
Expected dividends	—	—

Restricted Stock Units with Service-Only Conditions

The following table summarizes RSUs with service-only conditions activity for the year ended December 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	520,300	$8.13
Granted	748,852	6.70
Released	(163,861)	8.38
Forfeited	(65,757)	4.32
Balance at December 31, 2025	1,039,534	$7.30

The Company recognized $2.3 million and $0.7 million of stock-based compensation cost related to RSUs with service-only conditions for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized compensation cost for RSUs with service-only conditions was $4.6 million and will be recognized over an estimated weighted-average amortization period of 2.19 years. The fair values of RSUs with service-only conditions are based on the fair value of the Company’s common stock on the date of the grant. The 748,852 RSUs with service-only conditions that were granted during the year ended December 31, 2025 consisted of 384,014 awards granted to employees, 145,642 awards granted to employees of AirJoule, LLC equity method investees and 219,196 awards granted to non-employee directors. The awards granted to employees and to employees of AirJoule, LLC vest as to 33.33% of the total awards granted on each of the first three anniversaries of the applicable vesting commencement date, subject to the applicable employee’s continued service through the applicable vesting date. The awards granted to non-employee directors vest as to 100% of the total awards granted on the earlier of the first year anniversary of the applicable vesting commencement date and the date of the next annual shareholders’ meeting.

Restricted Stock Units with Market-Based Conditions

The following table summarizes RSUs with market-based conditions activity for the year ended December 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	496,483	10.09
Released	—	—
Forfeited	(669)	10.09
Balance at December 31, 2025	495,814	$10.09

The Company recognized $1.5 million of stock-based compensation cost related to RSUs with market-based conditions for the year ended December 31, 2025. As of December 31, 2025, the unrecognized compensation cost for RSUs with market-based conditions was $3.3 million and will be recognized over an estimated weighted-average amortization period of 2.00 years. The fair values of RSUs with market-based conditions are estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the market condition. The 496,483 RSUs with market-based conditions that were granted during the year ended

December 31, 2025 consisted of 475,298 awards granted to employees and 21,185 awards granted to employees of AirJoule, LLC. These awards vest subject to certain market conditions.

The Company records expense ratably over the requisite service period, with expense determined based on the grant date fair value regardless of whether the market condition is satisfied because the awards are subject to market conditions. These awards that remain subject to market conditions are reflected at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares that are expected to be earned. The grant date fair value of the awards granted is established using the Monte Carlo simulation model. The following summarizes the assumptions used to estimate the fair value of the RSUs with market-based conditions that were granted during the year ended December 31, 2025:

RSUs - Market-Based Conditions
Expected term - years	2.9
Expected volatility	89.7%
Risk-free interest rate	4.3%
Expected dividends	—

Restricted Stock Units with Performance-Based Conditions

The following table summarizes RSUs with performance-based conditions activity for the year ended December 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	—	$—
Granted	201,279	8.18
Released	—	—
Forfeited	(271)	8.18
Balance at December 31, 2025	201,008	$8.18

These awards vest subject to certain performance-based conditions. Stock-based compensation cost related to RSUs with performance-based conditions was reversed during the three months ended September 30, 2025 as the performance-based conditions were considered less than probable as of September 30, 2025. No stock-based costs related to RSUs with performance-based conditions was recognized during the three months ended December 31, 2025.

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

Liabilities subject to fair value measurements that are valued on a recurring basis are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$6,196,000	$6,196,000
Subject Vesting Shares liability	—	—	1,180,000	1,180,000
Total liabilities	$—	$—	$7,376,000	$7,376,000

Earnout Shares

The Legacy Montana Equityholders have the opportunity to receive additional equity consideration (in each case, in accordance with their respective pro rata share) in the form of shares of Combined Company Class A common stock with a $10.00 value ascribed to each share (the “Earnout Shares”), only upon full completion of construction and operational viability (including all permitting, regulatory approvals and necessary or useful inspections) of new production capacity of the Company’s key components or assemblies based solely on demand from bona fide customer commitments evidenced by binding contracts (or in the discretion of a majority of the independent members of the board of directors of the Combined Company, a non-binding letter of intent or indication of interest or similar writing that is substantially likely to become a binding contract) with a known price or pricing formula that exceeds a level of production capacity that is expected to generate Annualized EBITDA of more than $150,000,000 (the “Threshold Annualized EBITDA”), which shall be determined by a majority of the independent members of the board of directors of the Combined Company in its sole discretion, equal to (i) the ratio of (x) (1) the Annualized EBITDA that is expected from such new production capacity (the “Expected Annualized EBITDA”) less (2) (A) the Threshold Annualized EBITDA plus (B) all previously Expected Annualized EBITDA amounts associated with previous new production capacities for which previous earnouts were achieved, divided by (y) $150,000,000 multiplied by (ii) $200,000,000, provided that the aggregate Expected Annualized EBITDA may not exceed $300,000,000.

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

	As of December 31, 2025	As of December 31, 2024
Stock Price	$3.94	$7.97
Volatility	39.0%	40.0%
Risk free rate of return	3.6%	4.3%
Discount rate	20.5%	25.0%
Expected term (in years)	3.2	4.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Year Ended December 31, 2025
Earnout Shares liability as of December 31, 2024	$24,524,000
Change in fair value	(18,328,000)
Balance as of December 31, 2025	$6,196,000

As of December 31, 2025 and 2024, the estimated fair value of all the Earnout Shares ($6.2 million and $24.5 million, respectively) represents 1,291,813 and 2,115,227 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to Legacy Montana Equityholders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain earnout milestones.

True Up Shares liability

As discussed in Note 4 - Recapitalization, on March 8, 2024, XPDB and an investor entered into a Subscription Agreement pursuant to which XPDB agreed to sell 588,235 shares of Class A common stock to the investor for an aggregate purchase price of approximately $5.0 million, contingent on the Closing of the Business Combination. The Subscription Agreement provides that, subject to certain conditions set forth therein, the Company may be required to issue to the investor up to an additional 840,336 shares of Class A common stock if the trading price of the Class A common stock falls below the per share purchase price within one year of the Closing of the Business Combination. During the year ended December 31, 2024, the Company’s volume-weighted average price of the Class A common stock on the Nasdaq as reported by Bloomberg L.P. was less than $8.50 for 15 consecutive trading days. As a result of this triggering event, the Company issued to the investor 275,880 shares of Class A common stock on March 18, 2025. The difference between the fair value of True Up Shares as reported on the triggering event date and the fair value calculated using the Company’s stock price at close of business on the triggering event date was recognized as a gain in the consolidated statements of operations. Prior to the triggering event, the True Up Shares were accounted for as a liability recognized at fair value at each reporting period with changes in fair value included in earnings.

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

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Year Ended December 31, 2025
Subject Vesting Shares liability as of December 31, 2024	$7,819,000
Change in fair value	(6,639,000)
Balance as of December 31, 2025	$1,180,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis which are not included in the tables above. These assets and liabilities include our Investment in AirJoule, LLC and Equity Line Obligation liability, respectively. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information of our Investment in AirJoule, LLC see Note 5 – Equity Method Investment. The Company assesses the need to calculate the change in fair value of the Equity Line Obligation liability depending on how material the change is and the associated impact to the financials. During the year ended December 31, 2025, the Company remeasured the fair value of the Equity Line Obligation liability resulting in a change in fair value of $0.2 million.

Note 13 — COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal matters arising in the normal course of business. In the opinion of the Company’s management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

Risks and Uncertainties

The Company, as an early-stage business without any current operations, minimal product sales revenue, has historically been dependent upon the sourcing of external capital to fund its overhead and product development costs. This is a typical situation for any early-stage company that has not yet commenced significant commercial operations.

Royalties

In October 2021, the Company entered into a patent license agreement with a third party whereby the third party granted us rights to use certain of their patents in exchange for an upfront payment and royalties based on a percentage of net sales until such patents expire. In connection with this, the Company agreed to certain minimum royalty amounts. In September 2025, the Company entered into the Second Amended and Restated License Agreement which eliminated the minimum royalty amounts through 2029, which resulted in a reversal of $0.5 million in royalties expense.

Joint Venture Agreement

On October 27, 2021, Legacy Montana entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). While Legacy Montana and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither the Company nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget have ever been set by CAMT’s board of directors.

Pursuant to the Amended and Restated Joint Venture Agreement for CAMT, entered into on September 29, 2023, Legacy Montana and CATL US have each agreed to contribute $6.0 million to CAMT. Contributions will be requested by CAMT once a business plan and operating budget is set by CAMT’s board of directors. No action to establish a business plan or operating budget has occurred to date. Any additional financing beyond the initial $12.0 million (i.e., $6.0 million from each of Legacy Montana and CATL US) will be subject to the prior mutual agreement of Legacy Montana and CATL US. CAMT is managed by a four-member board of directors, with two directors (including the chairman) designated by CATL US and two directors (including the vice chairman) designated by Legacy Montana. In the event of an equal vote, the chairman may cast the deciding vote. Certain reserved matters, including debt issuances exceeding $5.0 million in a single transaction or in aggregate within a fiscal year, amendments to CAMT’s constitutional documents the annual financial budget of CAMT and any transaction between CAMT and CATL US or Legacy Montana in an amount exceeding $10.0 million in a single transaction or in aggregate within a fiscal year, require the unanimous vote of both CATL US and Legacy Montana or all directors. As of December 31, 2025, no amount was funded to CAMT.

The original purpose of Legacy Montana’s joint venture with CATL US was to commercialize certain technology in Asia and Europe and, pursuant to the Amended and Restated Joint Venture Agreement for CAMT, CAMT has the exclusive right to commercialize technology in those territories. Subject to the oversight of CAMT’s board, CATL US is responsible for managing the day-to-day operations of CAMT (including the nomination and replacement of the Chief Executive Officer of CAMT) and is responsible for providing CAMT and any subsidiaries formed by CAMT with, among other things, administrative services, supply chain support, assistance in obtaining required permits and approvals and assistance in purchasing or leasing land and equipment. The Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT and there has been no activity as of December 31, 2025.

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

Note 14 — INCOME TAX

In the year ended December 31, 2025, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to state and local income taxes and change in fair values of Earnout, True-up, Subject Vesting and Equity Line liabilities. The Company recorded an income tax expense in the year ended December 31, 2024. In the year ended December 31, 2024, the difference between the statutory tax rate and the Company’s effective tax rate was due primarily to the change in tax status of the entity.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate and income tax expense (benefit) is as follows:

	Year Ended December 31,
	2025		2024
Income tax expense (benefit) computed at federal statutory tax rate	(5,737,452)	21.0%	62,359,838	21.0%
State and local income taxes, net of federal income tax effect	(1,870,165)	6.8%	16,454,870	5.6%
Foreign tax effects	—	—	—	—
Effect of changes in relevant tax rates in the current period	(5,319,026)	19.5%	—	—
Effect of cross-border tax laws	—	—	—	—
Tax credits	—	—	—	—
Changes in valuation allowances	—	—	—	—
Nontaxable or nondeductible items		—		—
Change in fair value of Earnout, True-up, Subject Vesting and Equity Line liabilities	(5,130,074)	18.8%	(6,622,560)	(2.2)%
Costs related to Business Combination	—	—	11,021,988	3.7%
Other permanent adjustments	(220,491)	0.8%	(1,958,089)	(0.7)%
Changes in unrecognized tax benefits	—	—	—	—
Other adjustments
Prior year true-up	(3,794)	—	—	—
Effective tax rate	(18,281,002)	66.9%	81,256,047	27.4%

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024
Federal
Current tax expense	$—	$—
Deferred tax expense (benefit)	(9,180,760)	60,427,097
Total federal	(9,180,760)	60,427,097

State and local
Current tax expense	—	—
Deferred tax expense (benefit)	(9,100,242)	20,828,950
Total state and local	(9,100,242)	20,828,950
Total income tax expense (benefit)	$(18,281,002)	$81,256,047

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$7,558,637	$2,894,110
Stock-based compensation and other accrued expenses	1,533,579	621,958
Start-up costs	820,304	778,644
Capitalized R&D expense	1,052,373	1,287,402
Lease liabilities	30,515	40,611
Total deferred tax asset	10,995,408	5,622,725

Deferred tax liabilities
Outside basis in joint venture	73,941,884	86,839,767
Right-of-use asset	28,325	38,709
Other	244	296
Total deferred tax liability	73,970,453	86,878,772
Net deferred tax liabilities	$62,975,045	$81,256,047

As of December 31, 2025, the Company has generated federal net operating losses of $30.9 million and state net operating losses of $19.9 million. The federal and state net operating loss carryforwards generated inception to date will never expire. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, the Company has not recorded a valuation allowance against its deferred tax assets at December 31, 2025 because management has determined that it is more likely than not that the Company recognize the benefits of its federal and state deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, the open tax years are December 31, 2024, 2023 and 2022.

The Company has no open tax audits with any taxing authority as of December 31, 2025.

Note 15 — SEGMENT INFORMATION

The Company operates as a single operating and reportable segment. The Chief Operating Decision Maker evaluates performance and allocates resources based on consolidated net income (loss). Accordingly, segment net income (loss) is the same as consolidated net income (loss) as presented in the consolidated statements of operations.

The following table reconciles segment assets to consolidated assets in the consolidated balance sheets:

	December 31,
	2025	2024
Investment in AirJoule, LLC	$316,657,273	$338,178,633
Other segment assets (1)	23,984,959	31,673,487
Segment assets	340,642,232	369,852,120
Adjustments and reconciling items	—	—
Consolidated assets	$340,642,232	$369,852,120

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset and property and equipment, net

Note 16 — SUBSEQUENT EVENTS

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In January 2026, the Company contributed an additional $5.0 million in capital contributions to the AirJoule JV.

Public Offering of Class A Common Stock

On January 15, 2026, subsequent to the balance sheet date of December 31, 2025, AirJoule Technologies Corporation (the “Company”) completed a public offering of its Class A common stock, par value $0.0001 per share (the “Offering”), pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

In the Offering, the Company issued an aggregate of 7.1 million shares of Class A common stock, consisting of 6.2 million shares sold in the initial offering and 0.9 million additional shares issued upon the underwriter’s full exercise of its 45-day overallotment option, at a public offering price of $3.25 per share. Total gross proceeds from the Offering were $23.0 million.

Underwriting discounts and commissions totaled $0.8 million. In addition, in accordance with the underwriting agreement, the Company reimbursed the underwriter $0.02 million for certain legal and other out-of-pocket expenses incurred in connection with the Offering. After giving effect to these amounts, net proceeds to the Company were $22.1 million.

The Company intends to use the net proceeds from the Offering for working capital, growth initiatives and general corporate purposes, including advancing capital-efficient manufacturing readiness and supporting phased, demand-aligned deployment with strategic growth partners.