Form 10-Q
period 2026-03-31
AirJoule Technologies Corp.
filed 2026-05-15
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 68,472,740 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$31,093,127	$21,848,455
Due from related party	694,694	1,212,514
Prepaid expenses and other current assets	1,013,395	750,648
Total current assets	32,801,216	23,811,617
Operating lease right-of-use asset	106,893	115,102
Property and equipment, net	38,570	24,544
Investment in AirJoule, LLC	263,509,405	316,657,273
Other assets	33,696	33,696
Total assets	$296,489,780	$340,642,232
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$83,563	$163,107
Other accrued expenses	1,293,281	2,066,218
Operating lease liability, current	35,232	34,437
Total current liabilities	1,412,076	2,263,762
Earnout Shares liability	4,768,000	6,196,000
Subject Vesting Shares liability	739,000	1,180,000
Operating lease liability, non-current	80,503	89,564
Deferred tax liability	48,230,782	62,975,045
Total liabilities	55,230,361	72,704,371
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 68,472,740 and 61,207,295 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6,848	6,121
Additional paid-in capital	101,590,849	78,444,477
Retained earnings	139,661,722	189,487,263
Total stockholders’ equity	241,259,419	267,937,861
Total liabilities and stockholders’ equity	$296,489,780	$340,642,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cost and expenses:
General and administrative	$3,344,346	$2,786,484
Research and development	215,471	387,919
Sales and marketing	45,903	14,209
Depreciation and amortization	3,902	1,588
Loss from operations	(3,609,622)	(3,190,200)
Other income (expense):
Interest income	284,665	243,024
Equity loss from investment in AirJoule, LLC	(63,147,868)	(2,230,278)
Change in fair value of Earnout Shares liability	1,428,000	12,832,000
Change in fair value of True Up Shares liability	—	106,106
Change in fair value of Subject Vesting Shares liability	441,000	5,474,000
Change in fair value of Equity Line Obligation liability	35,598	—
Other income (loss), net	(1,577)	1,348
Total other income (loss), net	(60,960,182)	16,426,200
Income (loss) before income taxes	(64,569,804)	13,236,000
Income tax benefit	14,744,263	1,642,658
Net income (loss)	$(49,825,541)	$14,878,658

Weighted average Class A common stock outstanding, basic	67,153,428	56,047,662
Basic net income (loss) per share, Class A common stock	$(0.74)	$0.27

Weighted average Class A common stock outstanding, diluted	67,153,428	57,111,807
Diluted net income (loss), per share, Class A common stock	$(0.74)	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2026

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2025	61,207,295	$6,121	$78,444,477	$189,487,263	$267,937,861
Stock-based compensation	—	—	1,537,911	—	1,537,911
Purchases pursuant to employee stock purchase plan	21,690	2	59,363	—	59,365
Exercise of options	25,000	3	2,997	—	3,000
Issuance of common stock	7,076,924	708	21,604,791	—	21,605,499
Issuance of common stock upon vesting of restricted stock units	159,997	16	(16)	—	—
Taxes paid related to net share settlement of restricted stock units	(18,166)	(2)	(58,674)	—	(58,676)
Net loss	—	—	—	(49,825,541)	(49,825,541)
Balance at March 31, 2026	68,472,740	$6,848	$101,590,849	$139,661,722	$241,259,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2025

	Class A Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Stock-based compensation	—	—	1,069,076	—	1,069,076
Exercise of options	147,579	15	41,745	—	41,760
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
Net income	—	—	—	14,878,658	14,878,658
Balance at March 31, 2025	56,352,120	$5,636	$56,770,957	$213,406,119	$270,182,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(49,825,541)	$14,878,658
Adjustment to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	3,902	1,588
Deferred tax benefit	(14,744,263)	(1,642,658)
Amortization of operating lease right-of-use assets	8,209	7,839
Change in fair value of Earnout Shares liability	(1,428,000)	(12,832,000)
Change in fair value of True Up Shares liability	—	(106,106)
Change in fair value of Subject Vesting Shares liability	(441,000)	(5,474,000)
Change in fair value of Equity Line Obligation liability	(35,598)	—
Loss on disposition of property and equipment	1,577	—
Equity loss from investment in AirJoule, LLC	63,147,868	2,230,278
Stock-based compensation	1,320,056	984,393
Changes in operating assets and liabilities:
Due from related party	735,675	2,402,969
Prepaid expenses and other assets	(262,747)	145,461
Operating lease liabilities	(8,268)	(6,371)
Accounts payable	(79,544)	247,308
Accrued expenses and other liabilities	(736,168)	(765,113)
Net cash (used in) provided by operating activities	(2,343,842)	72,246
Cash flows from investing activities
Deferred offering costs paid	—	(135,239)
Purchases of property and equipment	(19,506)	—
Investment in AirJoule, LLC	(10,000,000)	(5,000,000)
Net cash used in investing activities	(10,019,506)	(5,135,239)
Cash flows from financing activities
Proceeds from the exercise of options and purchases pursuant to employee stock purchase plan	62,366	41,760
Proceeds from the issuance of common stock	22,151,003	—
Taxes paid related to net share settlement of equity awards	(58,675)	—
Deferred offering costs paid	(546,674)	—
Net cash provided by financing activities	21,608,020	41,760
Net increase (decrease) in cash, cash equivalents and restricted cash	9,244,672	(5,021,233)
Cash, cash equivalents and restricted cash, beginning of period	21,848,455	28,021,748
Cash, cash equivalents and restricted cash, end of the period	$31,093,127	$23,000,515
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$—	$2,082,894
Deferred offering costs included in accrued expenses and other current liabilities	$—	$343,247
Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR) and TenX Investment in Energy Enterprises & Management Co (“TenX”). We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems (previously referred to as our A250 systems) for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime (previously referred to as our A1000 system) system in preparation for commercial sales beginning in late 2026.

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

Public Offering of Class A Common Stock

On January 15, 2026, the Company completed a public offering of its Class A common stock, par value $0.0001 per share (the “Offering”), pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

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

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued shares of common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. Included in the conditions is a price payable (the “Equity Line Obligation liability”) by the Company to the Equity Line Investor if the Company sells shares to the Equity

Line Investor. The Equity Line Obligation liability does not have a material impact on existing sources of liquidity. See further discussion in Note 3 - Summary of Significant Accounting Policies. There were no sales under the Equity Line Purchase Agreement during the three months ended March 31, 2026.

Liquidity

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of March 31, 2026, the Company had $31.4 million of working capital, including $31.1 million in cash, cash equivalents and restricted cash. The Company had restricted cash of $30,932, which represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

In 2026 and 2025, the Company made capital contributions totaling $10.0 million and $17.8 million to the AirJoule JV to support productization and commercialization activities, respectively. Of the $17.8 million contributed in 2025, $5.0 million was funded through GE Vernova’s participation in the Company’s April 2025 PIPE financing transaction and therefore is treated as attributable to GE Vernova for purposes of calculating the Company’s remaining capital contribution commitment under the A&R Joint Venture Agreement. The Company’s remaining commitment for capital contributions to the AirJoule JV is $67.3 million as of March 31, 2026. See Note 4 - Equity Method Investment for further information.

Out-of-Period Adjustment

During the preparation of the Company’s condensed consolidated financial statements for the three months ended March 31, 2026, management identified an error related to the April 2025 $5.0 million contribution to AirJoule JV that was attributable to GE Vernova. The Company previously accounted for the contribution as an increase to its equity method investment balance. Upon further evaluation, the Company determined that because the Company did not receive an increase in its ownership interest or additional rights to the underlying net assets of the AirJoule JV, the $5.0 million should have been recognized as an expense in the period incurred. The Company evaluated the materiality of the error from both a quantitative and qualitative perspective in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the error was not material to any period. As a result, the Company recorded an out-of-period adjustment that reduced the Company’s investment in AirJoule, LLC by $5.0 million as of March 31, 2026 and resulted in an increase in equity loss from investment in AirJoule, LLC of $5.0 million for the three months ended March 31, 2026.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. During the three months ended March 31, 2026, the Company contributed an additional $10.0 million in capital contributions to the AirJoule JV.

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

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of AirJoule Technologies Corporation and its subsidiaries after elimination of all intercompany accounts and transactions. We consolidate all subsidiaries in which we have a controlling financial interest, which includes AirJoule Technologies LLC, a wholly owned subsidiary.

The Company owns a noncontrolling interest in an unconsolidated joint venture with GE Vernova, the AirJoule JV. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity gain (loss) from investment in AirJoule, LLC in its condensed consolidated statements of operations. See further discussion of the Company’s unconsolidated affiliate in Note 4 - Equity Method Investment.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dilutive net income per share was not calculated for the three months ended March 31, 2026 given the reported net loss position. For the three months ended March 31, 2026, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 1,395,889 Earnout Shares, 2,207,602 options and 1,290,909 RSUs were anti-dilutive. For the three months ended March 31, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,064,145 shares of common stock issuable upon the exercise of stock options. For the three months ended March 31, 2025, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive.

The net income (loss) per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	Class A Common Stock	Class A Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(49,825,541)	$14,878,658
Denominator:
Basic weighted average shares outstanding	67,153,428	56,047,662
Basic net income (loss) per share of common stock	$(0.74)	$0.27
Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(49,825,541)	$14,878,658
Denominator:
Diluted weighted average shares outstanding	67,153,428	57,111,807
Diluted net income (loss) per share of common stock	$(0.74)	$0.26

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

The Company is also evaluating the impact of other recently issued accounting standards that are not yet effective and does not expect that the adoption of such standards will have a material impact on its condensed consolidated financial statements.

Note 4 — EQUITY METHOD INVESTMENT

AirJoule, LLC

On January 25, 2024, the Company entered into a Framework Agreement with GE Vernova, a Delaware limited liability company, and, solely for the purposes specified therein, GE Vernova LLC, a Delaware limited liability company (“GE Vernova Parent”), pursuant to which the Company and GE Vernova agreed, subject to the terms and conditions of the Framework Agreement, including certain closing conditions specified therein, to form a joint venture in which each of the Company and GE Vernova will hold a 50% interest. The purpose of the AirJoule JV is to incorporate GE Vernova’s proprietary sorbent materials into systems that utilize the Company’s AirJoule water capture technology and to manufacture and bring products incorporating the combined technologies to market in the Americas, Africa and Australia. AirJoule, LLC is a variable interest entity for which the Company has determined there is shared power with GE Vernova; therefore the Company accounts for the VIE under the equity method of accounting.

The Company’s share of the income (loss) reported by AirJoule, LLC is recorded as an equity gain (loss) from investment in AirJoule, LLC in the accompanying condensed consolidated statements of operations.

The following table contains balance sheet information of AirJoule, LLC as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Total current assets	$4,273,280	$660,788
In-process research and development	503,100,000	613,400,000
Goodwill	213,929,000	290,025,000
Other non-current assets	6,484,711	6,559,351
Total assets	$727,786,991	$910,645,139
Total current liabilities	$2,493,051	$3,338,471
Total non-current liabilities	4,394,428	4,512,028
Total liabilities	6,887,479	7,850,499
Members’ equity	$1,246,803,100	$1,236,803,100
Accumulated deficit	(525,903,588)	(334,008,460)
Total liabilities and members’ equity	$727,786,991	$910,645,139

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

Based on triggering events, specifically a sustained decline in the Company’s stock price, AirJoule, LLC performed an interim impairment test as of March 31, 2026 on its in-process R&D. In performing the interim impairment test as of March 31, 2026, AirJoule, LLC determined that the carrying value of its in-process R&D exceeded the respective fair value, concluding an impairment of $110.3 million. The Company’s share of the in-process R&D impairment reported by AirJoule, LLC was recorded as an equity loss from investment in AirJoule, LLC in the accompanying condensed consolidated statements of operations.

Additionally, AirJoule, LLC performed an interim impairment test as of March 31, 2026 on its goodwill and determined that the carrying value exceeded the respective fair value and recorded goodwill impairment charges of $76.1 million during the three months ended March 31, 2026. As a result, the Company reduced its basis difference by the Company’s share of AirJoule, LLC’s goodwill impairment charges. The Company’s updated basis difference as of March 31, 2026 was $105.8 million.

The following table contains statement of operations information of AirJoule, LLC for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating expenses	(5,519,195)	(4,784,805)
In-process research and development impairment	(110,300,000)	—
Goodwill Impairment	(76,096,000)	—
Other income	20,066	216,055
Net loss	$(191,895,129)	$(4,568,750)

Note 5 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of March 31, 2026	As of December 31, 2025
Accrued payroll	719,716	1,506,282
Professional services	270,968	207,156
Equity Line Obligation	114,827	150,425
Accrued other	187,770	202,355
Total other accrued expenses	$1,293,281	$2,066,218

Note 6 — RELATED PARTY TRANSACTIONS

Due from Related Party

In November 2024, the Company executed a statement of work with AirJoule, LLC, dated as of March 4, 2024, by and between the Company and AirJoule, LLC, pursuant to which the Company will provide AirJoule, LLC with engineering and administrative services. In November 2025, the statement of work was extended from its original March 2026 maturity to December 2026. Reimbursement of costs incurred during the three months ended March 31, 2026 was $0.4 million and $0.3 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred as of March 31, 2025 was $0.4 million and $0.1 million of general administrative and research and development expenses, respectively.

Related Party Equity Transactions

The Company granted awards to the employees of AirJoule, LLC during the three months ended March 31, 2026. The number of restricted stock units granted to the employees of AirJoule, LLC was 575,495.

Note 7 — STOCKHOLDERS’ EQUITY

Warrants

As of March 31, 2026, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

Subscription Agreements

On April 23, 2025, the Company entered into the April 2025 PIPE Subscription Agreements with the April 2025 PIPE Investors, pursuant to which, among other things, the April 2025 PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the April 2025 PIPE Investors, an aggregate of 3,775,126 newly issued shares of Class A common stock at a purchase price of $3.98 per share on the terms and subject to the conditions set forth therein. The April 2025 PIPE Subscription Agreements entitled the April 2025 PIPE Investors to shelf registration rights with respect to the shares of Class A common stock they purchased. The transaction closed on April 25, 2025, and the shares of Class A common stock were issued and sold to the April 2025 PIPE Investors in reliance on Section 4(a)(2) of the Securities Act generating net proceeds of $14.2 million.

Equity Financing

On January 15, 2026, subsequent to the balance sheet date of December 31, 2025, the Company completed the Offering, pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

Note 8 — FAIR VALUE MEASUREMENTS

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

Liabilities subject to fair value measurements that are valued on a recurring basis are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$4,768,000	$4,768,000
Subject Vesting Shares liability	—	—	739,000	739,000
Total liabilities	$—	$—	$5,507,000	$5,507,000

Earnout Shares

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

	As of March 31, 2026	As of December 31, 2025
Stock Price	$2.51	$3.94
Volatility	52.0%	39.0%
Risk free rate of return	3.8%	3.6%
Discount rate	22.5%	20.5%
Expected term (in years)	3.0	3.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Three Months Ended March 31, 2026
Earnout Shares liability as of December 31, 2025	$6,196,000
Change in fair value	(1,428,000)
Balance as of March 31, 2026	$4,768,000

As of March 31, 2026 and December 31, 2025, the estimated fair value of all the Earnout Shares, $4.8 million and $6.2 million, respectively represents 1,395,889 and 1,291,813 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to equity holders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain earnout milestones.

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

Subject Vesting Shares liability

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Three Months Ended March 31, 2026
Subject Vesting Shares liability as of December 31, 2025	$1,180,000
Change in fair value	(441,000)
Balance as of March 31, 2026	$739,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain liabilities at fair value on a nonrecurring basis which are not included in the tables above, which includes our Equity Line Obligation liability. Nonrecurring fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company assesses the need to calculate the change in fair value of the Equity Line Obligation liability depending on how material the change is and the associated impact to the financials. During the three months ended March 31, 2026, the Company remeasured the fair value of the Equity Line Obligation liability resulting in a change in fair value of $35,598.

Note 9 — COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal matters arising in the normal course of business. In the opinion of the Company’s management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position and results of operations of the Company.

Risks and Uncertainties

The Company, as an early-stage business with limited operations and minimal product sales revenue, has historically been dependent upon the sourcing of external capital to fund its overhead and product development costs. This is a typical situation for any early-stage company that has not yet commenced significant commercial operations.

Joint Venture Agreement

On October 27, 2021, the Company entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). While the Company and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither the Company nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget have ever been set by CAMT’s board of directors. As of March 31, 2026, no amount was funded to CAMT and the Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT.

Note 10 — SEGMENT INFORMATION

The Company operates as a single operating and reportable segment. The Chief Operating Decision Maker evaluates performance and allocates resources based on consolidated net income (loss). Accordingly, segment net income (loss) is the same as consolidated net income (loss) as presented in the consolidated statements of operations.

The following table reconciles segment assets to consolidated assets in the condensed consolidated balance sheets:

	March 31,	December 31,
	2026	2025
Investment in AirJoule, LLC	$263,509,405	$316,657,273
Other segment assets (1)	32,980,375	23,984,959
Segment assets	296,489,780	340,642,232
Adjustments and reconciling items	—	—
Consolidated assets	$296,489,780	$340,642,232

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset and property and equipment, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and the “Company” are intended to refer to the business and operations of AirJoule Technologies Corporation and its consolidated subsidiaries.

Company Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR) and TenX Investment in Energy Enterprises & Management Co (“TenX”). We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems (previously referred to as our A250 systems) for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime (previously referred to as our A1000 system) system in preparation for commercial sales beginning in late 2026.

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

Recent Developments

Strategic Partnerships

TenX Exclusive Distribution Agreement

On January 7, 2026, we announced that we had entered into a binding term sheet with TenX, a UAE-based technology and infrastructure investment firm, dated as of December 2, 2025, to become our exclusive distributor of AirJoule products in the Middle East region. Under the agreement, TenX Investment will have exclusive rights to market, sell, and support AirJoule distributed water generation and industrial dehumidification systems in the countries of UAE, Oman, Qatar, Saudi Arabia, Bahrain, and Kuwait. Commercial terms are to be reflected in a definitive agreement ahead of initial commercial deployments, which are planned for late 2026. The collaboration with TenX builds upon a Memorandum of Understanding between the parties originally entered into in August 2024 and leverages TenX Investment's established relationships across government, commercial and industrial sectors in the Gulf region.

Net Zero Innovation Hub for Data Centers

In January 2026, we commenced participation in the Net Zero Innovation Hub for Data Centers technology acceleration program in Fredericia, Denmark. The program is backed by Google, Microsoft, Data4, Vertiv, Schneider Electric and Danfoss. We were selected as one of three winners, from more than seventy applicants, of the Net Zero Innovation Hub for Data Centers competition in September 2025, and we were the only US-based company and the only company focused on water solutions selected by the program. We anticipate deploying an AirJoule system in a data center facility in Europe during 2026.

Field Deployments and Demonstrations

Pescadero, California - Red Dot Ranch Foundation

In December 2025, the AirJoule JV announced a collaboration with the Red Dot Ranch Foundation for off-grid residential water solutions in Pescadero, California. Initial testing of the Core system began in January 2026 and was completed in February 2026.

Product Development and Manufacturing

During the first quarter of 2026, the AirJoule JV continued to advance the productization of our AirJoule Core and AirJoule Prime platforms at its manufacturing facility in Newark, Delaware. Development activities included finalization of the AirJoule Core product design in preparation for third-party certifications, with commercial launch targeted for late 2026, and continued assembly of the first AirJoule Prime system, which is expected to serve as an outdoor showcase unit for industrial-scale water generation customers once operational. We advanced our initiatives to reduce bill-of-materials costs through design simplification and supplier optimization across subsystems, and we are evaluating potential contract manufacturing partners in support of anticipated customer demand in 2027.

Components of Our Results of Operations

Revenue

Revenue will be earned primarily from the assembly and sale of AirJoule systems. During the year ended December 31, 2025, the AirJoule JV recognized $0.1 million of revenue through the sale of a pre-production unit to an academy partner for research and validation purposes. No revenue was earned in the three months ended March 31, 2026.

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

The three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change ($)
Cost and expenses:
General and administrative	$3,344,346	$2,786,484	$557,862
Research and development	215,471	387,919	(172,448)
Sales and marketing	45,903	14,209	31,694
Depreciation and amortization	3,902	1,588	2,314
Loss from operations	(3,609,622)	(3,190,200)	(419,422)
Other income (expense):
Interest income	284,665	243,024	41,641
Equity loss from investment in AirJoule, LLC	(63,147,868)	(2,230,278)	(60,917,590)
Change in fair value of Earnout Shares liability	1,428,000	12,832,000	(11,404,000)
Change in fair value of True Up Shares liability	—	106,106	(106,106)
Change in fair value of Subject Vesting Shares liability	441,000	5,474,000	(5,033,000)
Change in fair value of Equity Line Obligation liability	35,598	—	35,598
Other income (loss), net	(1,577)	1,348	(2,925)
Total other income (loss), net	(60,960,182)	16,426,200	(77,386,382)
Income (loss) before income taxes	(64,569,804)	13,236,000	(77,805,804)
Income tax benefit	14,744,263	1,642,658	13,101,605
Net income (loss)	$(49,825,541)	$14,878,658	$(64,704,199)

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were $3.3 million as compared to $2.8 million for the three months ended March 31, 2025. The $0.6 million increase was primarily related to a $0.4 million increase in stock-based compensation expense, a $0.2 million increase in audit and legal fees and a $0.1 million increase in salaries and benefits as a result of an increased headcount offset by an increase in the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.1 million and a $0.1 million decrease in insurance expense. We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business.

Research and Development

Research and development expenses for the three months ended March 31, 2026 were $215,471 as compared to $387,919 for the three months ended March 31, 2025. The $0.2 million decrease was primarily related to a decrease in royalty fees of $0.1 million, a decrease in salaries and benefits, materials and professional services of $0.1 million and an increase in the reimbursement of costs incurred per the statement of work with AirJoule, LLC of $0.1 million offset by the increase in stock-based compensation and engineering services of $0.1 million.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2026 were $45,903 as compared to $14,209 for the three months ended March 31, 2025. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $3,902 and $1,588, respectively.

Interest Income

Interest income was $284,665 and $243,024 for the three months ended March 31, 2026 and 2025, respectively. This was primarily a result of the increase in our cash balance.

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, AirJoule Technologies, LLC entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the three months ended March 31, 2026 and 2025, we recognized a loss of $63.1 million and $2.2 million, respectively. The equity loss from investment in AirJoule, LLC for the three months ended March 31, 2026 was primarily as a result of the impairment to AirJoule, LLC’s in-process R&D.

Change in Fair value of Earnout Shares liability

The change in fair value of $1.4 million and $12.8 million for three months ended March 31, 2026 and 2025, respectively, was primarily due to a decrease in the estimated fair value of the liability and recognized as gains in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of future cash flows.

Change in Fair value of True Up Shares liability

The change in fair value of the liability during three months ended March 31, 2025 was primarily due to the triggering event and issuance of Class A common stock.

Change in Fair value of Subject Vesting Shares liability

The change in fair value of income of $0.4 million and $5.5 million for three months ended March 31, 2026 and 2025, respectively, was primarily due to a decrease in the estimated fair value of the liability and recognized as gains in the consolidated statements of operations. The fair value of the liability decreased primarily due to changes in the valuation inputs, mainly a decrease in the stock price and changes in the timing of future cash flows.

Change in Fair Value of Equity Line Obligation Liability

On March 25, 2025, we entered into a Equity Line Purchase Agreement with B. Riley Principal Capital II, LLC. See Note 2 - Liquidity and Capital Resources. During the three months ended March 31, 2026, we recognized a $35,598 change in the fair value of the related liability.

Income Tax Benefit

For the three months ended March 31, 2026 and 2025, income tax benefit was $14.7 million and $1.6 million, respectively. For the three months ended March 31, 2026, the effective tax rate was primarily driven by our share of the impairment to AirJoule, LLC’s in-process R&D and non-deductible mark to market adjustments, state taxes and stock compensation. For the three months ended March 31, 2025, the effective tax rate was driven by non-deductible mark to market adjustments, state taxes and stock compensation.

Liquidity and Capital Resources

Public Offering of Class A Common Stock

On January 15, 2026, we completed a public offering of its Class A common stock, par value $0.0001 per share, or the Offering, pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

In the Offering, we issued an aggregate of 7.1 million shares of Class A common stock, consisting of 6.2 million shares sold in the initial offering and 0.9 million additional shares issued upon the underwriter’s full exercise of its 45-day overallotment option, at a public offering price of $3.25 per share. Total proceeds from the Offering were $22.1 million net of certain legal and other out-of-pocket expenses.

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

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. There were no sales under the Equity Line Purchase Agreement during the three months ended March 31, 2026.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. During the three months ended March 31, 2026, we contributed an additional $10.0 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. As of March 31, 2026, we had $31.4 million of working capital including $31.1 million in cash, cash equivalents and restricted cash.

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

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(2,343,842)	$72,246
Net cash used in investing activities	(10,019,506)	(5,135,239)
Net cash provided by financing activities	21,608,020	41,760
Net increase (decrease) in cash and cash equivalents	$9,244,672	$(5,021,233)

Cash Flows from Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $2.3 million, primarily related to general and administrative and other operating expenses incurred to support the growth of our business. We expect to continue to use cash in operating activities as we continue to expand our operations.

During the three months ended March 31, 2025, net cash used in operating activities was $72,246 and primarily reflected our net income from operations and changes in operating assets and liabilities including decreases in our due from related party and accrued expenses and other liabilities accounts.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $10.0 million primarily as a result of our contributions made to the AirJoule JV during the period.

During the three months ended March 31, 2025, net cash used in investing activities was $5.1 million primarily as a result of our contributions made to the AirJoule JV.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $21.6 million primarily as a result of the $22.2 million net proceeds from the issuance of our common stock offset by $0.5 million in deferred offering costs paid.

During the three months ended March 31, 2025, net cash provided by financing activities was $41,760 and was related to the exercise of stock options.

Contractual Obligations and Commitments

Joint Venture Agreement

On October 27, 2021, we entered into a joint venture with CATL US Inc., or CATL US, an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong, or CAMT. We and CATL US both own 50% of CAMT’s issued and outstanding shares. While we and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither we nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget have ever been set by CAMT’s board of directors. As of March 31, 2026, no amount was funded to CAMT and our financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT.

Critical Accounting Estimates

There have been no material changes to the critical accounting policies as disclosed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our previously filed Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 3 - Summary of Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the failure to design and implement adequate internal controls to appropriately identify, evaluate and account for the financial reporting implications of complex, non-routine transactions in a timely manner.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the identified material weakness, we have begun implementing remediation measures designed to improve our internal control over financial reporting, including enhancing our review and evaluation processes for complex, non-routine transactions and increasing technical accounting resources.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factor supplements the risk factors previously disclosed in our Annual Report on Form 10-K and should be read together.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

We are required to establish and maintain appropriate internal control over financial reporting. As an emerging growth company, we are currently not required to comply with the independent registered public accounting firm attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. However, we are still required to maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, as well as to help prevent fraud.

Maintaining effective internal control over financial reporting is complex, time-consuming and costly. Our internal controls may become inadequate because of changes in conditions, the growth of our business, the expansion of our operations or for other reasons. As described in Item 4 - Controls and Procedures during the quarter ended March 31, 2026, we identified a material weakness in our internal control over financial reporting. In addition, management’s assessment of our internal control over financial reporting may identify additional material weaknesses or significant deficiencies that could require remediation. We may not be able to remediate any identified material weaknesses or significant deficiencies in a timely manner, or at all.

If we fail to maintain effective internal control over financial reporting or are unable to remediate identified deficiencies in a timely manner, our ability to accurately and timely report our financial condition and results of operations could be adversely affected. This could result in errors in our financial statements, cause us to fail to meet our public reporting obligations, negatively affect investor confidence in our company and materially adversely affect the market price of our common stock.

Item 2. Recent Sales of Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, no shares of capital stock were sold by the Company without registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1

Underwriting Agreement, dated as of January 14, 2026, by and between AirJoule Technologies Corporation and Lucid Capital Markets, LLC, as underwriter (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026).

10.2

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

31.2*

Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRJOULE TECHNOLOGIES CORPORATION

Date: May 15, 2026	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer