Form 10-Q
period 2026-06-30
AirJoule Technologies Corp.
filed 2026-08-14
CIK 1855474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, there were 73,347,394 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

AIRJOULE TECHNOLOGIES CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II - Other Information		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$41,417,134	$21,848,455
Due from related party	774,506	1,212,514
Prepaid expenses and other current assets	983,726	750,648
Total current assets	43,175,366	23,811,617
Operating lease right-of-use asset	98,584	115,102
Property and equipment, net	34,166	24,544
Investment in AirJoule, LLC	263,498,454	316,657,273
Other assets	33,696	33,696
Total assets	$306,840,266	$340,642,232
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$316,624	$163,107
Other accrued expenses	1,838,594	2,066,218
Operating lease liability, current	36,046	34,437
Total current liabilities	2,191,264	2,263,762
Earnout Shares liability	7,161,000	6,196,000
Subject Vesting Shares liability	3,469,000	1,180,000
Operating lease liability, non-current	71,067	89,564
Deferred tax liability	45,310,133	62,975,045
Total liabilities	58,202,464	72,704,371
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized shares and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$—	$—
Class A common stock, $0.0001 par value; 600,000,000 authorized shares and 72,400,588 and 61,207,295 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7,241	6,121
Additional paid-in capital	117,502,404	78,444,477
Retained earnings	131,128,157	189,487,263
Total stockholders’ equity	248,637,802	267,937,861
Total liabilities and stockholders’ equity	$306,840,266	$340,642,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost and expenses:
General and administrative	$3,817,932	$3,751,211	$7,162,278	$6,537,695
Research and development	172,807	401,623	388,278	789,542
Sales and marketing	118,047	7,794	163,950	22,003
Depreciation and amortization	4,405	2,289	8,307	3,877
Loss from operations	(4,113,191)	(4,162,917)	(7,722,813)	(7,353,117)
Other income (expense):
Interest income	292,929	283,733	577,594	526,758
Equity loss from investment in AirJoule, LLC	(2,510,952)	(2,089,667)	(65,658,820)	(4,319,945)
Change in fair value of Earnout Shares liability	(2,393,000)	6,276,000	(965,000)	19,108,000
Change in fair value of True Up Shares liability	—	—	—	106,106
Change in fair value of Subject Vesting Shares liability	(2,730,000)	934,000	(2,289,000)	6,408,000
Change in fair value of Equity Line Obligation liability	—	—	35,598	—
Other expense, net	—	(286,818)	(1,577)	(285,470)
Total other income (expense), net	(7,341,023)	5,117,248	(68,301,205)	21,543,449
Income (loss) before income taxes	(11,454,214)	954,331	(76,024,018)	14,190,332
Income tax benefit	2,920,649	1,558,882	17,664,912	3,201,539
Net income (loss)	$(8,533,565)	$2,513,213	$(58,359,106)	$17,391,871

Weighted average Class A common stock outstanding, basic	69,735,011	59,247,717	68,484,583	57,656,530
Basic net income (loss) per share, Class A common stock	$(0.12)	$0.04	$(0.85)	$0.30

Weighted average Class A common stock outstanding, diluted	69,735,011	60,179,241	68,484,583	58,727,169
Diluted net income (loss), per share, Class A common stock	$(0.12)	$0.04	$(0.85)	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2026

	Class A Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2025	61,207,295	$6,121	$78,444,477	$189,487,263	$267,937,861
Stock-based compensation	—	—	1,537,911	—	1,537,911
Purchases pursuant to employee stock purchase plan	21,690	2	59,363	—	59,365
Exercise of options	25,000	3	2,997	—	3,000
Issuance of common stock, net	7,076,924	708	21,604,791	—	21,605,499
Issuance of common stock upon vesting of restricted stock units	159,997	16	(16)	—	—
Taxes paid related to net share settlement of restricted stock units	(18,166)	(2)	(58,674)	—	(58,676)
Net loss	—	—	—	(49,825,541)	(49,825,541)
Balance at March 31, 2026	68,472,740	$6,848	$101,590,849	$139,661,722	$241,259,419
Stock-based compensation	—	—	1,809,354	—	1,809,354
Issuance of common stock, net	3,658,536	366	14,164,608	—	14,164,974
Issuance of common stock upon vesting of restricted stock units	282,121	28	(16)	—	12
Taxes paid related to net share settlement of restricted stock units	(12,809)	(1)	(62,391)	—	(62,392)
Net loss	—	—	—	(8,533,565)	(8,533,565)
Balance at June 30, 2026	72,400,588	$7,241	$117,502,404	$131,128,157	$248,637,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2025

	Class A Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2024	55,928,661	$5,593	$53,577,270	$198,527,461	$252,110,324
Stock-based compensation	—	—	1,069,076	—	1,069,076
Exercise of options	147,579	15	41,745	—	41,760
Issuance of True up Shares	275,880	28	2,082,866	—	2,082,894
Net income	—	—	—	14,878,658	14,878,658
Balance at March 31, 2025	56,352,120	$5,636	$56,770,957	$213,406,119	$270,182,712
Stock-based compensation	—	—	1,571,980	—	1,571,980
Exercise of options	148,486	15	57,943	—	57,958
PIPE offering proceeds, net	3,775,126	377	14,243,353	—	14,243,730
Issuance of common stock upon vesting of restricted stock units	163,861	16	(16)	—	—
Net income	—	—	—	2,513,213	2,513,213
Balance at June 30, 2025	60,439,593	$6,044	$72,644,217	$215,919,332	$288,569,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(58,359,106)	$17,391,871
Adjustment to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	8,307	3,877
Deferred tax benefit	(17,664,912)	(3,201,539)
Amortization of operating lease right-of-use assets	16,517	15,766
Change in fair value of Earnout Shares liability	965,000	(19,108,000)
Change in fair value of True Up Shares liability	—	(106,106)
Change in fair value of Subject Vesting Shares liability	2,289,000	(6,408,000)
Change in fair value of Equity Line Obligation liability	(35,598)	286,819
Loss on disposition of property and equipment	1,577	—
Equity loss from investment in AirJoule, LLC	65,658,820	4,319,945
Stock-based compensation	2,850,550	2,419,596
Changes in operating assets and liabilities:
Due from related party	934,723	2,496,577
Prepaid expenses and other assets	(233,078)	(355,138)
Operating lease liabilities	(16,889)	(14,230)
Accounts payable	108,564	217,385
Accrued expenses and other liabilities	(283,427)	(122,308)
Net cash used in operating activities	(3,759,952)	(2,163,485)
Cash flows from investing activities
Purchases of property and equipment	(19,506)	(11,376)
Investment in AirJoule, LLC	(12,500,000)	(10,000,000)
Net cash used in investing activities	(12,519,506)	(10,011,376)
Cash flows from financing activities
Proceeds from the exercise of options and purchases pursuant to employee stock purchase plan	62,365	99,718
Proceeds from the PIPE offering, net	—	14,556,106
Proceeds from the issuance of common stock	36,453,501	—
Deferred offering costs paid	(546,674)	—
Taxes paid related to net share settlement of equity awards	(121,055)	—
Net cash provided by financing activities	35,848,137	14,655,824
Net increase in cash, cash equivalents and restricted cash	19,568,679	2,480,963
Cash, cash equivalents and restricted cash, beginning of period	21,848,455	28,021,748
Cash, cash equivalents and restricted cash, end of the period	$41,417,134	$30,502,711
Supplemental non-cash investing and financing activities:
Issuance of True Up Shares	$—	$2,082,894
Deferred offering costs included in accrued expenses and other current liabilities	$137,524	$312,375
Supplemental cash flow information:
Taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRJOULE TECHNOLOGIES CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS OPERATIONS

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnership with Carrier Global Corporation (NYSE: CARR). We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime system in preparation for commercial sales beginning in late 2026.

Note 2 — LIQUIDITY AND CAPITAL RESOURCES

The June 2026 Public Offering of Class A Common Stock

On June 1, 2026, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors an aggregate of 3,658,536 shares of Class A common stock at a purchase price of $4.10 per share in a registered direct offering (the “June 2026 Offering”), pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended, in connection with the Company’s effective shelf registration statement on Form S-3. The transaction closed on June 1, 2026.

Titan Partners Group, a division of American Capital Partners, LLC, acted as sole placement agent for the June 2026 Offering. Gross proceeds from the June 2026 Offering were $15.0 million. The Company paid a placement agent fee, together with certain legal and other expenses. After giving effect to these amounts, net proceeds to the Company were approximately $14.2 million.

The Company intends to use the net proceeds from the June 2026 Offering for working capital, growth initiatives and general corporate purposes, including advancing capital-efficient manufacturing readiness and supporting phased, demand-aligned deployment with strategic growth partners.

The January 2026 Public Offering of Class A Common Stock

On January 15, 2026, the Company completed a public offering of its Class A common stock, par value $0.0001 per share (the “January Offering”), pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

In the January Offering, the Company issued an aggregate of 7.1 million shares of Class A common stock, consisting of 6.2 million shares sold in the initial offering and 0.9 million additional shares issued upon the underwriter’s full exercise of its overallotment option, at a public offering price of $3.25 per share. Total gross proceeds from the January Offering were $23.0 million.

Underwriting discounts and commissions totaled $0.8 million. In addition, in accordance with the underwriting agreement, the Company reimbursed the underwriter $0.02 million for certain legal and other out-of-pocket expenses incurred in connection with the January Offering. After giving effect to these amounts and other legal and offering expenses paid by the Company, net proceeds to the Company were $21.6 million.

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

Committed Equity Facility

On March 25, 2025, the Company entered into a common stock purchase agreement (the “Equity Line Purchase Agreement”) with B. Riley Principal Capital II, LLC (the “Equity Line Investor”). Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of newly issued shares of common stock of the Company subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that the Company may issue no more than the number of shares equal to 19.99% of the aggregate number of issued and outstanding shares of common stock of the Company as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. Included in the conditions is a price payable (the “Equity Line Obligation liability”) by the Company to the Equity Line Investor if the Company sells shares to the Equity Line Investor. The Equity Line Obligation liability does not have a material impact on existing sources of liquidity. See further discussion in Note 3 - Summary of Significant Accounting Policies. There were no sales under the Equity Line Purchase Agreement during the six months ended June 30, 2026.

Liquidity

The Company’s primary sources of liquidity have been cash contributions from founders or equity capital raised from other investors. As of June 30, 2026, the Company had $41.0 million of working capital, including $41.4 million in cash, cash equivalents and restricted cash. The Company had restricted cash of $31,034, which represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement.

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

For the six months ended June 30, 2026 and year ended December 31, 2025, the Company made capital contributions totaling $12.5 million and $17.8 million to the AirJoule JV to support productization and commercialization activities, respectively. Of the $17.8 million contributed in 2025, $5.0 million was funded through GE Vernova’s participation in the Company’s April 2025 PIPE financing transaction and therefore is treated as attributable to GE Vernova for purposes of calculating the Company’s remaining capital contribution commitment under the A&R Joint Venture Agreement. The Company’s remaining commitment for capital contributions to the AirJoule JV is $64.8 million as of June 30, 2026. See Note 4 - Equity Method Investment for further information.

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

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between the Company and GE Vernova. During the six months ended June 30, 2026, the Company contributed an additional $12.5 million in capital contributions to the AirJoule JV.

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

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026 as compared to those disclosed in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dilutive net income per share was not calculated for the three and six months ended June 30, 2026 given the reported net loss position. For the three months ended June 30, 2026, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 922,264 Earnout Shares, 2,155,353 options and 1,094,019 RSUs were anti-dilutive. For the six months ended June 30, 2026, 21,557,596 warrants, 1,380,736 Subject Vesting Shares, 922,264 Earnout Shares, 2,181,495 options and 1,196,514 RSUs were anti-dilutive. For the three months ended June 30, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 931,524 shares of common stock issuable upon the exercise of stock options. For the six months ended June 30, 2025, dilutive shares included in the calculation of net income per share of common stock, utilizing the treasury stock method, were 1,070,639 shares of common stock issuable upon the exercise of stock options. For the three and six months ended June 30, 2025, the warrants, Earnout Shares, Subject Vesting Shares and RSUs were not included in the calculation of dilutive net income per share as they would be anti-dilutive.

The net income (loss) per share of common stock presented in the condensed consolidated statements of operations is based on the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Class A Common Stock	Class A Common Stock	Class A Common Stock	Class A Common Stock
Basic net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(8,533,565)	$2,513,213	$(58,359,106)	$17,391,871
Denominator:
Basic weighted average shares outstanding	69,735,011	59,247,717	68,484,583	57,656,530
Basic net income (loss) per share of common stock	$(0.12)	$0.04	$(0.85)	$0.30
Diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(8,533,565)	$2,513,213	$(58,359,106)	$17,391,871
Denominator:
Diluted weighted average shares outstanding	69,735,011	60,179,241	68,484,583	58,727,169
Diluted net income (loss) per share of common stock	$(0.12)	$0.04	$(0.85)	$0.30

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

The following table contains balance sheet information of AirJoule, LLC as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Total current assets	$2,000,199	$660,788
In-process research and development	503,100,000	613,400,000
Goodwill	213,929,000	290,025,000
Other non-current assets	6,370,937	6,559,351
Total assets	$725,400,136	$910,645,139
Total current liabilities	$2,750,044	$3,338,471
Total non-current liabilities	4,274,084	4,512,028
Total liabilities	7,024,128	7,850,499
Members’ equity	$1,249,303,100	$1,236,803,100
Accumulated deficit	(530,927,092)	(334,008,460)
Total liabilities and members’ equity	$725,400,136	$910,645,139

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

Based on triggering events, specifically a sustained decline in the Company’s stock price, AirJoule, LLC performed an interim impairment test as of March 31, 2026 on its in-process R&D. In performing the interim impairment test as of March 31, 2026, AirJoule, LLC determined that the carrying value of its in-process R&D exceeded the respective fair value, concluding an impairment of $110.3 million. The Company’s share of the in-process R&D impairment reported by AirJoule, LLC was recorded as an equity loss from investment in AirJoule, LLC in the accompanying condensed consolidated statements of operations. No triggering events were identified with respect to the Company's in-process R&D during the three months ended June 30, 2026, and accordingly, no additional interim impairment test was performed.

Additionally, AirJoule, LLC performed an interim impairment test as of March 31, 2026 on its goodwill and determined that the carrying value exceeded the respective fair value and recorded goodwill impairment charges of $76.1 million during the three months ended March 31, 2026. As a result, the Company reduced its basis difference by the Company’s share of AirJoule, LLC’s goodwill impairment charges. The Company’s updated basis difference as of March 31, 2026 was $105.8 million. No triggering events were identified with respect to AirJoule, LLC's goodwill during the three months ended June 30, 2026, and accordingly, no additional interim impairment test was performed as of that date, and the basis difference remained at $105.8 million.

The following table contains statement of operations information of AirJoule, LLC for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	(5,039,281)	(4,164,656)	(10,558,476)	(8,949,461)
In-process research and development impairment	—	—	(110,300,000)	—
Goodwill Impairment	—	—	(76,096,000)	—
Other income	15,777	93,516	35,843	309,571
Net loss	$(5,023,504)	$(4,071,140)	$(196,918,633)	$(8,639,890)

Note 5 — OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	As of June 30, 2026	As of December 31, 2025
Accrued payroll	941,589	1,506,282
Professional services	626,974	207,156
Equity Line Obligation	114,827	150,425
Accrued other	155,204	202,355
Total other accrued expenses	$1,838,594	$2,066,218

Note 6 — RELATED PARTY TRANSACTIONS

Due from Related Party

In November 2024, the Company executed a statement of work with AirJoule, LLC, dated as of March 4, 2024, by and between the Company and AirJoule, LLC, pursuant to which the Company will provide AirJoule, LLC with engineering and administrative services. In November 2025, the statement of work was extended from its original March 2026 maturity to December 2026. Reimbursement of costs incurred during the three months ended June 30, 2026 was $0.5 million and $0.3 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred during the six months ended June 30, 2026 was $1.0 million and $0.5 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred during the three months ended June 30, 2025 was $0.4 million and $0.1 million of general and administrative and research and development expenses, respectively. Reimbursement of costs incurred during the six months ended June 30, 2025 was $0.8 million and $0.3 million of general and administrative and research and development expenses, respectively.

Related Party Equity Transactions

The Company granted awards to the employees of AirJoule, LLC during the six months ended June 30, 2026. The number of restricted stock units granted to the employees of AirJoule, LLC was 575,495.

Note 7 — STOCKHOLDERS’ EQUITY

Warrants

As of June 30, 2026, there are 12,657,596 Public Warrants and 8,900,000 Private Placement warrants outstanding.

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

Equity Financing

On January 15, 2026 and June 1, 2026, the Company completed the January 2026 and June 2026 Offerings, respectively, pursuant to prospectus supplements filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

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

Liabilities subject to fair value measurements that are valued on a recurring basis are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout Shares liability	$—	$—	$7,161,000	$7,161,000
Subject Vesting Shares liability	—	—	3,469,000	3,469,000
Total liabilities	$—	$—	$10,630,000	$10,630,000

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

	As of June 30, 2026	As of December 31, 2025
Stock Price	$5.54	$3.94
Volatility	52.0%	39.0%
Risk free rate of return	4.2%	3.6%
Discount rate	22.5%	20.5%
Expected term (in years)	2.7	3.2

The following table presents the changes in the fair value of the Earnout Shares liability:

Six Months Ended June 30, 2026
Earnout Shares liability as of December 31, 2025	$6,196,000
Change in fair value	965,000
Balance as of June 30, 2026	$7,161,000

As of June 30, 2026 and December 31, 2025, the estimated fair value of all the Earnout Shares, $7.2 million and $6.2 million, respectively, represents 922,264 and 1,291,813 Earnout Shares, respectively. The Earnout Shares liability in the preceding table represents the fair value of the contingent obligation to issue Earnout Shares to equity holders (excluding the shares to employees accounted for under ASC 718) upon the achievement of certain earnout milestones.

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

Subject Vesting Shares liability

The following table presents the changes in the fair value of the Subject Vesting Shares liability:

Six Months Ended June 30, 2026
Subject Vesting Shares liability as of December 31, 2025	$1,180,000
Change in fair value	2,289,000
Balance as of June 30, 2026	$3,469,000

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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain liabilities at fair value on a nonrecurring basis which are not included in the tables above, which includes our Equity Line Obligation liability. Nonrecurring fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company assesses the need to calculate the change in fair value of the Equity Line Obligation liability depending on how material the change is and the associated impact to the financials. During the three months ended March 31, 2026, the Company remeasured the fair value of the Equity Line Obligation liability resulting in a change in fair value of $35,598. During the three months ended June 30, 2026, the Company assessed the need to calculate the change in fair value of the Equity Line Obligation liability depending on how material the change is and the associated impact to the financials and concluded no remeasurement was needed.

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

Joint Venture Agreement

On October 27, 2021, the Company entered into a joint venture with CATL US Inc. (“CATL US”), an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong (“CAMT”). While the Company and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither the Company nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget has ever been set by CAMT’s board of directors. As of June 30, 2026, no amount was funded to CAMT and the Company’s financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT.

Note 10 — SEGMENT INFORMATION

The Company operates as a single operating and reportable segment. The Chief Operating Decision Maker evaluates performance and allocates resources based on consolidated net income (loss). Accordingly, segment net income (loss) is the same as consolidated net income (loss) as presented in the consolidated statements of operations.

The following table reconciles segment assets to consolidated assets in the condensed consolidated balance sheets:

	June 30,	December 31,
	2026	2025
Investment in AirJoule, LLC	$263,498,454	$316,657,273
Other segment assets (1)	43,341,812	23,984,959
Segment assets	306,840,266	340,642,232
Adjustments and reconciling items	—	—
Consolidated assets	$306,840,266	$340,642,232

(1)
Other segment assets included cash, cash equivalents and restricted cash, due from related party, prepaid expenses, operating lease right-of-use asset, property and equipment, net and other assets.

Note 11 — SUBSEQUENT EVENTS

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, the Company is expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. In August 2026, the Company contributed an additional $3.5 million in capital contributions to the AirJoule JV.

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

Company Overview

We are an advanced technology company whose purpose is to free the world from its water and energy constraints by delivering groundbreaking sorption technologies. Our platform technology, AirJoule, produces pure distilled water from air and, at commercial scale, will mitigate water scarcity through distributed water generation for businesses and consumers around the world. Our products are especially valuable for industrial users, which generate significant amounts of waste heat that can be used to power our sorption technologies to produce low cost pure distilled water and dehumidified air – two key inputs for a variety of industrial activities, including data centers and advanced manufacturing. In HVAC applications, our technology is designed to reduce energy consumption, minimize or even eliminate the use of environmentally-harmful refrigerants and generate material cost efficiencies for air conditioning systems. We are commercializing and scaling manufacturing of our AirJoule systems through our global collaborations, including our 50/50 joint venture with GE Vernova Inc. (NYSE: GEV) and our commercial partnerships with Carrier Global Corporation (NYSE: CARR). We believe that deploying AirJoule systems worldwide will unleash the power of water from air and help to improve global water security. During 2025, we manufactured and deployed AirJoule Core systems for field testing and customer demonstrations in Texas, Arizona and Dubai, and we advanced the productization and manufacturing scale-up of our Core and larger Prime system in preparation for commercial sales beginning in late 2026.

Growth Strategy and Outlook

We anticipate significant growth opportunities by offering the AirJoule technology in global markets where demand for water, dehumidified air and cooling are highest. With our technology platform, we believe that we are uniquely positioned to provide solutions that satisfy our customers’ needs and expectations in fast-growing and water and energy-intensive industries, such as data centers and advanced manufacturing, along with military, residential development, and HVAC applications. We estimate the combined total addressable market to be approximately $450 billion.

In the data center arena, we aim to address escalating energy and water efficiency challenges associated with increased computing density by using low-grade waste heat to produce pure distilled water and enabling data center operators to reduce their cooling costs and improve water sustainability. Similarly, in advanced manufacturing environments, where product quality and process precision depend on consistent humidity and ultra-pure water, our technology can help customers with cost-effective dehumidification. The military sector presents a distinct opportunity, as AirJoule is able to operate in a variety of climate conditions to support troops in remote and water-scarce environments, ensuring mission readiness and resilience. For residential applications, we have partnered with Kubota to deploy AirJoule systems for off-grid water generation to support multi-unit residential developments in water-scarce regions. In the HVAC space, where building owners and facility managers are under pressure to cut energy consumption and improve indoor air quality, AirJoule’s superior moisture removal capability can reduce power consumption and the use of refrigerants in air conditioning systems.

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

Recent Developments

Third-Party Recognition

2026 CleanTech Breakthrough Awards

On April 9, 2026, we announced that we had been named the winner of the "Water Tech Innovation of the Year" award in the 2026 CleanTech Breakthrough Awards program. The program is conducted by CleanTech Breakthrough, an independent market intelligence organization that evaluates climate and clean technology companies, products and services globally. Winners are selected from thousands of nominations submitted by companies around the world through a multi-step evaluation conducted by an independent panel of industry experts, with each entry assessed on criteria including innovation, performance, market impact and value.

Strategic Partnerships

Kubota Exclusive Residential Sales Partnership

On July 21, 2026, we announced an exclusive sales agreement with Kubota Corporation, a global provider of water and environmental infrastructure solutions, together with initial deployments of AirJoule systems in Texas and California. Under the agreement, Kubota will market, sell and distribute AirJoule systems for multi-unit residential developments in the initial territories of Texas and California. Kubota also purchased two AirJoule Core systems for initial deployments at sites near Corpus Christi, Texas and Irvine, California, both of which are expected to begin during the third quarter of 2026. The deployments will pair our atmospheric water generation technology with Kubota's wastewater treatment, water reclamation, pipe systems and operation and maintenance capabilities, and are expected to generate operational data across a range of environmental conditions relevant to residential water supply. The parties may consider broader commercial collaboration based on the results of the initial deployments, customer needs, and the feasibility of integrating AirJoule systems with Kubota's wastewater reclamation equipment and digital infrastructure capabilities.

Field Deployments and Demonstrations

GE Vernova Advanced Research Center Frontier Campus

On July 28, 2026, we announced the deployment of an AirJoule Core atmospheric water generation system at GE Vernova's Advanced Research Center Frontier Campus in Niskayuna, New York. The facility, which held its grand opening on July 16, 2026, was advanced with more than $110 million of combined investment from GE Vernova and the State of New York, and GE Vernova featured AirJoule among the technologies on display at the opening. The system operates at the campus as a live showcase for GE Vernova customers and partners visiting the facility, demonstrating the production of pure distilled water directly from air.

Components of Our Results of Operations

Revenue

Revenue will be earned primarily from the assembly and sale of AirJoule systems. During the year ended December 31, 2025, the AirJoule JV recognized $0.1 million of revenue through the sale of a pre-production unit to an academy partner for research and validation purposes. No revenue was earned in the six months ended June 30, 2026.

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

The three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The following table sets forth the Company’s condensed consolidated statements of operations data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change ($)	2026	2025	Change ($)
Cost and expenses:
General and administrative	$3,817,932	$3,751,211	$66,721	$7,162,278	$6,537,695	$624,583
Research and development	172,807	401,623	(228,816)	388,278	789,542	(401,264)
Sales and marketing	118,047	7,794	110,253	163,950	22,003	141,947
Depreciation and amortization	4,405	2,289	2,116	8,307	3,877	4,430
Loss from operations	(4,113,191)	(4,162,917)	49,726	(7,722,813)	(7,353,117)	(369,696)
Other income (expense):
Interest income	292,929	283,733	9,196	577,594	526,758	50,836
Equity loss from investment in AirJoule, LLC	(2,510,952)	(2,089,667)	(421,285)	(65,658,820)	(4,319,945)	(61,338,875)
Change in fair value of Earnout Shares liability	(2,393,000)	6,276,000	(8,669,000)	(965,000)	19,108,000	(20,073,000)
Change in fair value of True Up Shares liability	—	—	—	—	106,106	(106,106)
Change in fair value of Subject Vesting Shares liability	(2,730,000)	934,000	(3,664,000)	(2,289,000)	6,408,000	(8,697,000)
Change in fair value of Equity Line Obligation liability	—	—	—	35,598	—	35,598
Other expense, net	—	(286,818)	286,818	(1,577)	(285,470)	283,893
Total other income (expense), net	(7,341,023)	5,117,248	(12,458,271)	(68,301,205)	21,543,449	(89,844,654)
Income (loss) before income taxes	(11,454,214)	954,331	(12,408,545)	(76,024,018)	14,190,332	(90,214,350)
Income tax benefit	2,920,649	1,558,882	1,361,767	17,664,912	3,201,539	14,463,373
Net income (loss)	$(8,533,565)	$2,513,213	$(11,046,778)	$(58,359,106)	$17,391,871	$(75,750,977)

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 were $3.8 million, relatively flat as compared to $3.8 million for the three months ended June 30, 2025, reflecting minor offsetting changes in professional service costs and stock-based compensation expense.

General and administrative expenses for the six months ended June 30, 2026 were $7.2 million as compared to $6.5 million for the six months ended June 30, 2025. The $0.6 million increase was primarily related to higher stock-based compensation expense and audit fees, partially offset by lower other professional services costs.

We expect that our general and administrative expenses will increase in future periods commensurate with the expected growth of our business.

Research and Development

Research and development expenses for the three months ended June 30, 2026 were $0.2 million as compared to $0.4 million for the three months ended June 30, 2025, reflecting minor changes in royalty fees and the reimbursement of costs incurred per the statement of work with AirJoule, LLC.

Research and development expenses for the six months ended June 30, 2026 were $0.4 million as compared to $0.8 million for the six months ended June 30, 2025. The $0.4 million decrease was primarily related to lower royalty fees and increased reimbursement of costs incurred per the statement of work with AirJoule, LLC, partially offset by higher stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2026 were $118,047 as compared to $7,794 for the three months ended June 30, 2025. We expect that our sales and marketing expenses will increase in future periods commensurate with the expected growth of our business.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $4,405 and $2,289, respectively.

Interest Income

Interest income was $292,929 and $283,733 for the three months ended June 30, 2026 and 2025, respectively. This was primarily a result of the increase in our cash balance.

Equity Loss from Investment in AirJoule, LLC

As previously noted, on January 25, 2024, AirJoule Technologies LLC entered into a joint venture with GE Ventures LLC, the AirJoule JV which closed on March 4, 2024. For the three months ended June 30, 2026 and 2025, we recognized a loss of $2.5 million and $2.1 million, respectively. The equity loss from investment in AirJoule, LLC for the three months ended June 30, 2026 was primarily as a result of the impairment to AirJoule, LLC’s in-process R&D.

Change in Fair value of Earnout Shares liability

The change in fair value of the Earnout Shares liability resulted in a loss of $2.4 million and $1.0 million for the three and six months ended June 30, 2026, respectively, primarily due to an increase in the estimated fair value of the liability driven by an increase in our stock price during the period. The change in fair value of the Earnout Shares liability resulted in a gain of $6.3 million and $19.1 million for the three and six months ended June 30, 2025, respectively, primarily due to a decrease in the estimated fair value of the liability driven by a decrease in our stock price and changes in the timing of future cash flows.

Change in Fair value of True Up Shares liability

The change in fair value of the liability during the six months ended June 30, 2025 was primarily due to the triggering event and issuance of Class A common stock.

Change in Fair value of Subject Vesting Shares liability

The change in fair value of the Subject Vesting Shares liability resulted in a loss of $2.7 million and $2.3 million for the three and six months ended June 30, 2026, respectively, primarily due to an increase in the estimated fair value of the liability driven by an increase in our stock price during the period. The change in fair value of the Subject Vesting Shares liability resulted in a gain of $0.9 million and $6.4 million for the three and six months ended June 30, 2025, respectively, primarily due to a decrease in the estimated fair value of the liability driven by a decrease in our stock price and changes in the timing of future cash flows.

Change in Fair Value of Equity Line Obligation Liability

On March 25, 2025, we entered into an Equity Line Purchase Agreement with B. Riley Principal Capital II, LLC. See Note 2 - Liquidity and Capital Resources. During the six months ended June 30, 2026, we recognized a $35,598 change in the fair value of the related liability.

Income Tax Benefit

For the three months ended June 30, 2026 and 2025, income tax benefit was $2.9 million and $1.6 million, respectively. The effective tax rate during this period was primarily driven by non-deductible mark to market adjustments, state taxes and stock compensation. For the six months ended June 30, 2026 and 2025, income tax benefit was $17.7 million and $3.2 million, respectively. For the six months ended June 30, 2026, the effective tax rate was driven by our share of the impairment to AirJoule, LLC’s in-process R&D and non-deductible mark to market adjustments, state taxes and stock compensation. For the six months ended June 30, 2025, the effective tax rate was driven by non-deductible mark to market adjustments, state taxes and stock compensation.

Liquidity and Capital Resources

The June Public Offering of Class A Common Stock

On June 1, 2026, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell to the investors an aggregate of 3,658,536 shares of Class A common stock at a purchase price of $4.10 per share in a registered direct offering, or the June 2026 Offering, pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

Titan Partners Group, a division of American Capital Partners, LLC, acted as sole placement agent for the June 2026 Offering. Gross proceeds from the June 2026 Offering were $15.0 million, and after payments of an agent fee and certain legal and other expenses, net proceeds to us were approximately $14.2 million.

The January Public Offering of Class A Common Stock

On January 15, 2026, we completed a public offering of Class A common stock, par value $0.0001 per share, or the January Offering, pursuant to a prospectus supplement filed under Rule 424(b)(5) under the Securities Act of 1933, as amended.

In the January Offering, we issued an aggregate of 7.1 million shares of Class A common stock, consisting of 6.2 million shares sold in the initial offering and 0.9 million additional shares issued upon the underwriter’s full exercise of its 45-day overallotment option, at a public offering price of $3.25 per share. After giving effect to these amounts and other legal and offering expenses paid by the Company, net proceeds to the Company were $21.6 million

The April 2025 PIPE

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

Committed Equity Facility

On March 25, 2025, we entered into the Equity Line Purchase Agreement with the Equity Line Investor. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, over a 36-month period, up to an aggregate of $30,000,000 of our newly issued shares of common stock subject to certain conditions and limitations contained in the Equity Line Purchase Agreement, including that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Equity Line Purchase Agreement without first obtaining stockholder approval. There were no sales under the Equity Line Purchase Agreement during the six months ended June 30, 2026.

Capital Contribution

Pursuant to the A&R Joint Venture Agreement, we are expected to contribute additional capital to the AirJoule JV based on a business plan and annual operating budgets to be agreed between us and GE Vernova. During the six months ended June 30, 2026, we contributed an additional $12.5 million in capital contributions to the AirJoule JV.

General

Our primary sources of liquidity have been cash from contributions from founders or equity capital raised from other investors. As of June 30, 2026, we had $41.0 million of working capital including $41.4 million in cash, cash equivalents and restricted cash.

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

In order to finance these opportunities and associated costs, it is possible that we would need to raise additional financing if the proceeds realized to date are insufficient to support our business needs, including the remaining commitment for capital contributions to the AirJoule JV. While we believe that the proceeds realized to date will be sufficient to meet our anticipated cash requirements, including funding our operations and capital contributions to the AirJoule JV, for at least the next twelve months from the date of this filing, management cannot assure that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our product development business, results of operations and financial condition would be materially and adversely affected.

Cash flows for the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(3,759,952)	$(2,163,485)
Net cash used in investing activities	(12,519,506)	(10,011,376)
Net cash provided by financing activities	35,848,137	14,655,824
Net increase in cash and cash equivalents	$19,568,679	$2,480,963

Cash Flows from Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $3.8 million, primarily reflecting cash used to fund our general and administrative and research and development expenses. We expect to continue to use cash in operating activities as we continue to expand our operations.

During the six months ended June 30, 2025, net cash used in operating activities was $2.2 million and primarily reflected our net income from operations offset by changes in operating assets and liabilities including decreases in our due from related party and accrued expenses and other liabilities accounts.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $12.5 million primarily as a result of our contributions made to the AirJoule JV during the period.

During the six months ended June 30, 2025, net cash used in investing activities was $10.0 million primarily as a result of our contributions made to the AirJoule JV.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $35.8 million, primarily as a result of $35.9 million in net proceeds from the issuance of our common stock in the January 2026 and June 2026 Offerings.

During the six months ended June 30, 2025, net cash provided by financing activities was $14.6 million and was primarily related to net proceeds of $14.6 million from the April 2025 PIPE offering and $0.1 million from the exercise of stock options.

Contractual Obligations and Commitments

Joint Venture Agreement

On October 27, 2021, we entered into a joint venture with CATL US Inc., or CATL US, an affiliate of CATL, pursuant to which we and CATL US formed CAMT Climate Solutions Ltd., a limited liability company organized under the laws of Hong Kong, or CAMT. We and CATL US both own 50% of CAMT’s issued and outstanding shares. While we and CATL both continue to own 50% of CAMT’s issued and outstanding shares, neither we nor CATL funded this joint venture or contributed any assets to the joint venture. Similarly, no business plan or operating budget has ever been set by CAMT’s board of directors. As of June 30, 2026, no amount was funded to CAMT and our financial statements do not reflect any accounting for CAMT as no assets (including IP) or cash have been contributed to CAMT.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Maintaining effective internal control over financial reporting is complex, time-consuming and costly. Our internal controls may become inadequate because of changes in conditions, the growth of our business, the expansion of our operations or for other reasons. As described in Item 4 - Controls and Procedures in our previously filed Quarterly Report on Form 10-Q filed on May 15, 2026, we identified a material weakness in our internal control over financial reporting. In addition, management’s assessment of our internal control over financial reporting may identify additional material weaknesses or significant deficiencies that could require remediation. We may not be able to remediate any identified material weaknesses or significant deficiencies in a timely manner, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, no shares of capital stock were sold by the Company without registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, Matthew B. Jore, our Chief Executive Officer, and Stuart D. Porter, a member of our Board of Directors, each adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. These trading arrangements were each adopted on June 18, 2026 and each provide for the sale of up to 1,000,000 shares of the Company’s common stock. The trading arrangement for Mr. Jore has a term ending on October 31, 2027, and the trading arrangement for Mr. Porter has a term ending on September 10, 2027. No other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K during the quarter ended June 30, 2026.

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

10.1

Securities Purchase Agreement, dated May 28, 2026, by and between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2026).

10.2

Placement Agency Agreement, dated May 28, 2026, by and between the Registrant and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2026).

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

AIRJOULE TECHNOLOGIES CORPORATION

Date: August 14, 2026	By:	/s/ Stephen S. Pang
	Name:	Stephen S. Pang
	Title:	Chief Financial Officer